Form 10-Q
period 1995-03-31
PHARMAKINETICS LABORATORIES INC
filed 1995-05-12
CIK 351506

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q
(Mark One)
   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 1995
                                OR

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                  Commission file number 0-11580.

                 PHARMAKINETICS LABORATORIES, INC.
           (Exact name of registrant as specified in its charter)

                             MARYLAND
        (State or other jurisdiction of incorporation or organization)

                            52-1067519
                (I.R.S. Employer Identification No.)

                      302 WEST FAYETTE STREET
                    BALTIMORE, MARYLAND  21201
                (Address of principal executive offices)
                            (Zip Code)

                           (410)385-4500
            (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No ___

           PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _X_ No ___

               APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 12,395,891 common shares were outstanding as of May 5, 1995.

                 PHARMAKINETICS LABORATORIES, INC.
                             FORM 10-Q

                               INDEX


                                                         Page No.
                                                         --------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Statements of Operations for the three and
         nine months ended March 31, 1995 and 1994
         (unaudited)..........................................  3

         Balance Sheets at March 31, 1995 (unaudited)
         and June 30, 1994 ...................................  4

         Statements of Cash Flows for the nine months
         ended March 31, 1995 and 1994 (unaudited) ...........  5

         Notes to Financial Statements (unaudited) ...........  6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .................  7


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...................................  9

Item 5.  Other Information ...................................  9

Item 6.  Exhibits and Reports on Form 8-K ....................  9

Signatures ................................................... 10

PART I.   Financial Information
Item 1.   Financial Statements


                     PHARMAKINETICS LABORATORIES, INC.
                         STATEMENTS OF OPERATIONS
                                (Unaudited)


                                  Three Months Ended       Nine Months Ended
                                       March 31,               March 31,
                                   1995        1994        1995        1994
                                 ---------   ---------   ---------   ---------

Contract revenue               $2,600,672  $1,725,947  $7,672,407  $6,720,591

Cost of contracts               1,817,754   1,238,406   4,897,866   4,449,745
                                ---------   ---------   ---------   ---------
     Gross profit                 782,918     487,541   2,774,541   2,270,846

General & administrative expenses 507,791     569,759   1,655,780   1,673,977
Research & development expenses   156,377      50,950     257,573     167,537
                                ---------   ---------   ---------   ---------
Earnings (loss) from operations   118,750    (133,168)    861,188     429,332

Interest expense                  (65,440)    (63,992)   (193,812)   (201,799)
Interest income                    11,619      11,028      33,592      30,542
Loss on sale of investments             -           -    (101,479)          -
Write-down of investments               -           -     (46,750)          -
                                ---------   ---------   ---------   ---------
Earnings (loss) before income
  taxes                            64,929    (186,132)    552,739     258,075

Provision for (benefit of) income
  taxes                               585           -         585      (5,000)
                                ---------   ---------   ---------   ---------
Net earnings (loss)            $   64,344  $ (186,132) $  552,154  $  263,075
                                =========   =========   =========   =========

Net earnings (loss) per share  $     0.01  $    (0.02) $     0.04  $     0.02
                                =========   =========   =========   =========

Weighted average shares
     outstanding               12,588,014  12,377,224  12,613,901  12,792,087


                       SEE NOTES TO FINANCIAL STATEMENTS.
                                      -3-

                     PHARMAKINETICS LABORATORIES, INC.
                              BALANCE SHEETS
                               (Unaudited)


                                                    March 31,        June 30,
                                                      1995             1994
                                                   ----------      ----------
ASSETS

Current Assets:
  Cash and equivalents                            $   648,712     $ 1,067,348
  Restricted cash and equivalents                      39,002           7,234
  Accounts receivable, net                          1,277,424         804,579
  Contracts in process                                953,006         518,969
  Prepaid expenses                                    118,515          49,588
                                                   ----------      ----------
     Total Current Assets                         $ 3,036,659     $ 2,447,718

Property, plant and equipment, net                  3,916,536       3,538,092
Other assets                                           58,422         177,318
                                                   ----------      ----------
     Total Assets                                 $ 7,011,617     $ 6,163,128
                                                   ==========      ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses           $ 1,450,553     $ 1,154,498
  Accrued non-recurring expenses                       35,675          78,607
  Deposits on contracts in process                    935,249         755,175
  Current portion of long-term debt                   164,228         196,806
                                                   ----------      ----------
      Total Current Liabilities                     2,585,705       2,185,086

Other liabilities                                     131,130         204,729
Long-term debt                                      2,101,596       2,232,644
                                                   ----------      ----------
      Total Liabilities                             4,818,431       4,622,459
                                                   ----------      ----------
Commitments and Contingent Liabilities

Stockholders' Equity:
  Preferred stock, no par value; 1,500,000
     shares authorized and unissued                         -               -
  Common stock, $.001 par value; authorized,
     25,000,000 shares; issued 12,095,891 shares       12,096          12,096
  Common stock subscribed, 300,000 shares                 300             300
  Additional paid-in-capital                       12,113,501      12,113,501
  Accumulated deficit                              (9,832,711)    (10,384,865)
                                                   ----------      ----------
                                                    2,293,186       1,741,032

  Less:  Investment valuation allowance                     -         (99,080)
  Less:  Note receivable for common stock subscribed (100,000)       (101,283)
                                                   ----------      ----------
     Total Stockholders' Equity                     2,193,186       1,540,669
                                                   ----------      ----------
     Total Liabilities and Stockholders' Equity   $ 7,011,617     $ 6,163,128
                                                   ==========      ==========

                        SEE NOTES TO FINANCIAL STATEMENTS.
                                      -4-

                     PHARMAKINETICS LABORATORIES, INC.
                         STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                                           Nine Months Ended
                                                               March 31,
                                                           1995        1994
                                                        ---------   ---------
Cash flows from operating activities:
  Net earnings                                         $  552,154  $  263,075

  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Depreciation and amortization                         235,066     139,707
    Loss on sale of investments                           101,479           -
    Write-down of investments                              46,750           -
    Changes in operating assets and liabilities:
      Accounts receivable                                (472,845)    (75,399)
      Contracts in process                               (434,037)    (25,637)
      Prepaid expenses and other assets                   (68,927)    (43,246)
      Refundable income taxes                                   -      (5,000)
      Accounts payable and accrued expenses               296,056    (124,198)
      Accrued non-recurring expenses                      (42,932)    (49,583)
      Deposits on contracts in process                    180,074      75,775
      Other liabilities                                   (73,599)          -
                                                        ---------   ---------
Net cash provided by operating activities                 319,239     155,494
                                                        ---------   ---------
Cash flows from investing activities:
  Payment for purchase of property and equipment         (612,227)   (595,930)
  Proceeds from sale of investment                         69,746           -
                                                        ---------   ---------
Net cash (used) by investing activities                  (542,481)   (595,930)
                                                        ---------   ---------
Cash flows from financing activities:
   Payment on long-term debt                             (163,626)    (83,168)
   Proceeds from exercise of stock options                      -      70,000
                                                        ---------   ---------
Net cash (used) by financing activities                  (163,626)    (13,168)
                                                        ---------   ---------

(Decrease) in cash and equivalents                       (386,868)   (453,604)
Cash and equivalents, beginning of period               1,074,582   1,533,125
                                                        ---------   ---------
Cash and equivalents, end of period                    $  687,714  $1,079,521
                                                        =========   =========




Non-Cash Transactions:
     Investment valuation allowance                    $       -    $  89,172

Cash Paid for Interest:                                $ 170,784    $ 153,655



                    SEE NOTES TO FINANCIAL STATEMENTS.

                    PHARMAKINETICS LABORATORIES, INC.
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)


Basis of Presentation

     The statements of operations for the three and nine months ended March 31, 1995, and 1994, the balance sheet as of March 31, 1995, and the statements of cash flows for the nine months ended March 31, 1995, and 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 1995, and for all periods presented, have been made. The balance sheet at June 30, 1994, has been derived from the audited financial statements as of that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's fiscal 1994 Form 10-K.

     The Company operates principally in one industry segment, the testing and related research of pharmaceutical products. Contract revenue includes revenue from operations and from licensing technologies under special agreements whereby the Company receives license fees based upon the clients' actual product sales. License fee income of $140,879 and $520,654 was recorded for the three and nine month periods ended March 31, 1995, respectively, compared to $217,797 and $665,801 for the same periods of the prior year. The results of operations for the periods ended March 31, 1995, are not necessarily indicative of the operating results for the full year.

Other Assets

     At September 30, 1994, the Company held 158,528 shares of TSI Corporation common stock which it had received from the sale of its German subsidiary at a cost of $1,400,000. The Company wrote down the value of the stock by $574,664 and $607,360 at June 30, 1993, and 1992, respectively. Effective October 1, 1994, TSI Corporation merged with Genzyme Transgenics Corporation (NASDAQ: GZTC), resulting in conversion of the TSI common stock to Genzyme Transgenics common stock at a 5 to 1 conversion rate. The Company converted its TSI holdings for 31,705 shares of Genzyme Transgenics Corporation common stock.

     During the quarter ended December 31, 1994, the Company liquidated 21,705 shares of its Genzyme Transgenics holdings at $2.20 per share, resulting in a realized loss to the Company of $101,479. Also during the quarter, the Company recorded a write down in the value of its remaining investment in Genzyme Transgenics to $2.20 per share, resulting in an unrealized loss on its investment of $46,750. In January 1995, the Company liquidated its remaining investment of 10,000 shares at $2.20 per share.

Stockholders' Equity

     The President and Chief Executive Officer of the Company exercised a right to purchase 300,000 shares of common stock at a price of $0.50 per share on April 15, 1993. The Company received $50,000 in cash and a note receivable for $100,000. The note, due April 14, 1996, which bears interest at 6%, and the accumulated interest on the note, have been classified as a reduction to stockholders' equity.

PART I.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The Company's revenue of $2,600,672 and $7,672,407 for the three and nine month periods ended March 31, 1995, represents an increase of 51% and 14% for the three and nine month periods, respectively, compared to $1,725,947 and $6,720,591 for the same periods in the prior year. Included in the Company's revenue is license fee income of $140,879 and $520,654 for the three and nine month periods ended March 31, 1995, compared to $217,797 and $665,801, for the same periods of the prior year. The Company will continue to receive license fee income based on certain clients' future sales of the drugs subject to licensing agreements. The increase in revenue, for the current periods presented, demonstrates continued growth in volume from quarter to quarter. The Company has diversified its services, added new clients and continues to explore new markets for its services.

     The Company's gross profit increased 61% and 22% to $782,918 and $2,774,541 for the three and nine month periods ended March 31, 1995, compared to $487,541 and $2,270,846, respectively, for the same periods of the prior year. Gross profit as a percentage of revenue increased to 30% and 36% for the three and nine month periods ended March 31, 1995, a 2% increase for each of the periods, compared to the same periods of the prior year. The year-to-date increase in gross margin is primarily attributable to the Company's December reversal of $232,719 in reserves for unemployment insurance contributions assessed on study participant wages during the period January 1, 1991, through September 30, 1994. The Company received a favorable determination to its long standing legal pursuit from Maryland's Board of Appeals for the Department of Economic and Employment Development in December 1994. The decision reached by the Board of Appeals states that the study participants utilized by the Company are independent contractors and therefore not subject to unemployment insurance. The on-going impact has been and will continue to be reduced unemployment costs for the Company. Absent this reversal in the current nine month period, gross profit as a percentage of revenue would have been 33%.

     General and administrative expenses decreased 11% and 1%, to $507,791 and $1,655,780, for the three and nine month periods ended March 31, 1995, respectively, compared to $569,759 and $1,673,977. The fluctuations in general and administrative expenses from period to period primarily relate to the timing of expenditures for marketing and corporate resources. Research and development expenses increased 207% and 54%, respectively, in the three and nine month periods ended March 31, 1995, to $156,377 and
$257,573.   The Company has invested heavily in its research and development effort in the current quarter in an effort to bring new analytical methods on-line to meet client demands.

Liquidity and Capital Resources

     The reduction in the cash balances of the Company of $386,868 for the nine months ended March 31, 1995, is primarily attributable to management's decision to utilize cash provided by operations to purchase equipment and furniture and to make contractual and discretionary payments on long-term debt. On a discretionary basis, the Company has made and expects to continue to make escalated principal payments relative to its term note payable to the bank. At March 31, 1995, the Company had working capital of $450,954, compared to June 30, 1994, working capital of $262,632. At March 31, 1995, the Company had available $648,712 in current operating cash to meet the needs of its business and $39,002 for the remaining administrative fees related to the Company's Amended Plan of Reorganization, confirmed on April 1, 1993.
The Company also has available through May 1995, a $500,000 line of credit through its primary secured lender, which was unused as of March 31, 1995. Total Stockholders' Equity at March 31, 1995, was $2,193,186, compared to $1,540,669 at June 30, 1994. The increase is primarily attributable to net income of $552,154.

     During the quarter ended March 31, 1995, the Company entered into negotiations with its primary secured creditor to restructure its term note and line of credit. Under new agreements, expected to be executed in May 1995, the Company will have reduced interest obligations and a committed credit facility through November 1996.

     During the quarter ended December 31, 1994, the Company liquidated 21,705 shares of its Genzyme Transgenics holdings at $2.20 per share, net, generating proceeds of $47,747 and a realized loss to the Company of $101,479. Also during the quarter, the Company recorded a write down in the value of its remaining investment in Genzyme Transgenics to $2.20 per share, resulting in an unrealized loss on its investment of $46,750. In January 1995, the Company liquidated its remaining investment of 10,000 shares at $2.20 per share.

     At March 31, 1995, the Company reported increases in its project related account balances; contracts in process and deposits on contracts in process. Increases in these account balances have contributed to an increase in the Company's backlog, which will be utilized to generate future revenue.

PART II.  Other Information

Item 1.   Legal Proceedings

     On April 13, 1995, the Circuit Court for Baltimore City issued an Order dismissing the suit of Northern Insurance Company of New York v. PharmaKinetics Laboratories, Inc., et al. The Circuit Court had previously stayed all discovery in the case until conclusion of the Wilkins Litigation. The Wilkins matter was concluded in favor of the prior dismissal of claims as to PharmaKinetics in the quarter ended September 1994.

Item 5.   Other Information

     The Company's Board of Directors has elected Mr. Thomas F. Kearns to serve as a director of the Company, effective April 24, 1995. Mr. Kearns served in various senior management positions with Bear Stearns, Incorporated, for over fifteen years, until February 1987, at which time he was serving as a senior partner in the New York office. He has served since 1983 as a director of Biomet International (NASDAQ:BMET). Mr. Kearns is also a director of OSIRIS, a privately held biotechnology company; and he is a trustee of the University of North Carolina Endowment Fund.



PART II.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

     Exhibit 11:  Computation of Earnings per Share

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended
     March 31, 1995.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   PHARMAKINETICS LABORATORIES, INC.
                                   Registrant



May 11, 1995                       /s/V. Brewster Jones
Date                               V. Brewster Jones
                                   President and
                                   Chief Executive Officer


May 11, 1995                       /s/Taryn L. Kunkel
Date                               Taryn L. Kunkel
                                   Vice-President and
                                   Chief Financial Officer