Form 10-K
period 1995-06-30
PHARMAKINETICS LABORATORIES INC
filed 1995-09-29
CIK 351506

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended JUNE 30, 1995

                       Commission file number 0-11580

                      PHARMAKINETICS LABORATORIES, INC.
           (Exact Name of Registrant as Specified in its Charter)

            MARYLAND                         52-1067519
    (State of Incorporation)    (I.R.S. Employer Identification No.)

               302 WEST FAYETTE STREET, BALTIMORE, MARYLAND 21201
                   (Address of Principal Executive Offices)

       Registrant's Telephone Number, Including Area Code (410) 385-4500

          Securities registered pursuant to Section 12(b) of the Act:
                                    NONE
                            (Title of each class)

          Securities registered pursuant to Section 12(g) of the Act:
                        COMMON STOCK, $.001 PAR VALUE
                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K [     ].

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a Court. Yes ___X___ No ______

As of August 7, 1995, 12,195,891 shares of Common Stock of PharmaKinetics Laboratories, Inc. were outstanding and the aggregate market value of Common Stock (based upon the average bid and asked prices as reported on the NASD OTC Bulletin Board on that date) held by non-affiliates was $5,890,505.

List hereunder the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated: NONE.

PART I

ITEM 1.  BUSINESS

     PharmaKinetics Laboratories, Inc. (the "Company") is a contract research organization ("CRO") serving the pharmaceutical industry. The Company performs biopharmaceutic services including clinical evaluation and analytical chemistry services with respect to prescription and non-prescription products. Its principal markets are in the United States and Canada. New pharmaceutical products must undergo extensive testing and regulatory review to determine their relative safety and effectiveness. Companies seeking approval for these products are responsible for performing and analyzing the results of clinical and analytical tests (also referred to as studies or trials). As a result of the Company's history of serving the generic drug industry, a significant portion of its testing has involved bioavailability and bioequivalency studies of their pharmaceutical products. Through July 31, 1995, the Company also conducted testing with respect to chemical stability and dissolution characteristics of pharmaceutical compounds. These tests were designed to evaluate the effects of various environmental factors that may influence shelf-life and absorption.

     In recent years, pharmaceutical companies have begun to outsource clinical and analytical research to CROs. The Company believes world-wide research being outsourced to CRO's is approximately $2 to 3 billion. The Company believes that certain industry trends have lead pharmaceutical companies to increase outsourcing of research for prescription and non-prescription products. These trends include the increased emphasis on finding new proprietary products, the desire by manufacturers to expedite their research, and the drive to contain costs.

     On November 19, 1990, the Company filed a voluntary petition in the United States Bankruptcy Court in the District of Maryland seeking to reorganize under Chapter 11 of the Federal Bankruptcy Code. The Company confirmed its Amended Plan of Reorganization on April 1, 1993. The Plan became effective May 10, 1993.

BIOPHARMACEUTICS

     CLINICAL EVALUATION SERVICES

     The Company offers complete services for the design, management, and performance of clinical evaluation studies - human trials on a limited scale to assess safety and to test efficacy. A major portion of the Company's clinical operations involve the testing of pharmaceutical products to determine bioavailability and bioequivalency.

     Bioavailability testing determines the rate and extent to which an active drug ingredient is absorbed from a drug product and becomes available at the site of drug action in the human body. Typically, the determination of bioavailability is performed through the collection and laboratory analysis of blood, urine or other specimens. However, for certain drug products which are not absorbed or are minimally absorbed, for example ointments and creams, the determination of bioavailability must be performed using special procedures and equipment. Drug manufacturers are required to include information obtained from human testing in detailed laboratory and clinical studies, as part of applications for approval to market certain new drug products, submitted to regulatory authorities, such as the United States Food and Drug Administration ("FDA"). Bioavailability data is also used to evaluate the adequacy of proposed labeling recommendations regarding dosage and administration of a drug product, to define its profile in order to evaluate product reformulations or changes in recommended dosage strength or dosage regimens, and to evaluate and substantiate controlled release claims.

     Bioequivalency testing determines comparative bioavailability of similar generic and brand name drugs. The FDA has established bioequivalency requirements for certain drug products or classes of drug products which are intended to be interchangeable. As a result, bioequivalency data is required in the case of new formulations of certain drug products developed by generic pharmaceutical manufacturers for marketing upon expiration of patents on brand name drugs previously found to be safe and effective. Bioequivalency testing is also required for certain drug products in the case of new formulations or new dosage forms intended to be used by the manufacturer which obtained the original approval.

     The clinical portions of bioavailability and bioequivalency studies are conducted pursuant to testing plans, called protocols, which are designed to reflect the specific characteristics of the active drug ingredients being tested. The Company employs experts in medicine, pharmacology, analytical chemistry, statistical analysis and data processing to design, evaluate and execute protocols according to current scientific standards and governmental regulatory requirements.

     Protocols for the Company's clinical studies are either written by the Company's staff or provided by the client. Once developed, a protocol is submitted for approval to the Company's Institutional Review Board, which independently evaluates and, if necessary, requests revision of the protocol in order to safeguard the rights and welfare of the human subjects. The current Institutional Review Board consists of one affiliated (non-voting) individual and ten non-affiliated (voting) individuals, four of whom are medical doctors (one of these serving as chairman), one pharmacologist, one clergy, and four representatives of the community.

     For each clinical study the Company uses volunteer study participants. The availability of sufficient numbers of qualified and willing study participants has at times been, and could in the future be, a limitation on the Company's business. The Company currently is recruiting from two metropolitan areas.

     Each prospective participant is screened at a Company facility and examined by a physician or physician's assistant employed by the Company. Prior to the commencement of a study, the Company's Medical Director or another qualified individual meets with the study participants to explain the purpose of the study and the fact that research is involved, the procedures to be followed and the expected duration of the testing, and to provide them with other information, including a description of any foreseeable risks or discomforts deemed relevant, to enable them to make an informed decision as to whether or not they want to participate in the study. A written consent form approved by the Company's Institutional Review Board for each study, acknowledging such disclosures, is signed by each participant prior to testing.

     Study participants usually arrive at the Company's controlled environment facility the night before testing is to begin. To maximize reliability of the test data, all study participants are immediately placed on a strictly supervised schedule in which all of their activities, including eating, drinking, sleeping, recreation and type of clothing, are tightly regulated. Testing, which can last for as long as four weeks, includes physical observation by medical personnel and a strict schedule of collecting blood, urine and other specimens which are subjected to drug analysis in the Company's analytical chemistry laboratory or by other arrangements of the client.

     ANALYTICAL CHEMISTRY SERVICES

     Laboratory analysis determines the amount of drug , which can be as small as several parts per billion, present in each of the hundreds of biological specimens generated by a given study. Analysts extract the drug and metabolites (compounds into which a drug is broken down inside the body) from a specimen using a mixture of solvents or a specific extraction column. Extracted samples are then processed by the Company's analytical instrumentation, including high performance liquid chromatography, and gas chromatography interfaced with various methods of detection, including mass spectrometry. These instruments separate the drug and metabolites from any other remaining substances and have the ability to detect and quantify as little as billionths of a gram of material. This process of extraction and detection is called an assay method. Each drug requires the development of a unique assay method, the accuracy and precision of which must be documented according to current scientific standards to meet FDA requirements. The Company's research and development group develops and validates these unique assay methods.

     The results of these assays are entered into computers maintained by the Company to statistically analyze the outcome to show the concentration of drug in the blood over time and to determine whether the product being evaluated is equivalent to the already marketed product or other reference material. A detailed report on the results of the analysis is prepared by Company scientists and submitted to the client requesting the test.
Following the system used by the FDA for granting approval to market new drug products, the pharmaceutical manufacturer may use the report to support either a New Drug Application ("NDA") or, in the case of generic drugs, an Abbreviated New Drug Application ("ANDA"). In the event that the study shows any inequivalencies, it may provide the basis for additional development work and further bioequivalence studies or the manufacturer may discontinue its NDA or ANDA application.

     Through July 31, 1995, the Company also offered a complete range of stability services for finished dosage form pharmaceuticals. The services were discontinued because they did not fit strategically with the Company's base business. The testing program was managed in compliance with applicable Good Laboratory Practice ("GLP") and Current Good Manufacturing Practice ("CGMP") regulations. These tests were designed to evaluate the effects of various environmental factors that may influence shelf life and absorption of a pharmaceutical product. Services included method development and validation, program design and management, assay of active ingredients and impurities, content uniformity, in-vitro drug release profiles, rate of disintegration and dissolution, and variable temperature and humidity storage.
                                   3

LIABILITY EXPOSURE

     The Company itself does not maintain professional malpractice insurance related to its testing procedures as its medical personnel are required to carry such insurance, either through the Company or directly, and the Company is not a provider of medical care and related services. The Company maintains a general liability policy which provides coverage with a limit of $1,000,000 for each occurrence, an umbrella liability policy which has a limit of $5,000,000 for each occurrence, and a workmen's compensation liability policy which provides coverage of $1,000,000.

     The Company's contractual agreements for biopharmaceutic testing require the manufacturer of the drug being tested to assume liability for product claims resulting from the testing performed by the Company unless the injuries or damages are a result of the Company's negligence, or the tests are not performed in accordance with the agreed procedures. A judgment against the Company for which a pharmaceutical manufacturer is not required to indemnify the Company and which is in excess of any applicable workmen's compensation, umbrella or general liability insurance coverage and/or any applicable malpractice insurance covering an independently contracted physician could have a material adverse effect on the Company's business.
The Company believes that such exposure is made less likely by the fact that safety and toxicity studies have generally been performed by itself or others before the Company commences clinical testing.

     The Company is involved in two hazardous waste suits for which the Company is responsible for contributing to the clean-up costs at the sites. To date, the Company has incurred expenses of approximately $10,000 relative to these claims. See Part 1, Item 3 hereof, "Legal Proceedings", for a summary of the Company's legal proceedings.

GOVERNMENT REGULATIONS, INVESTIGATIONS AND LEGISLATION

     The Company's services are conducted for pharmaceutical companies to support their applications for approval to market new "branded" or bioequivalent generic drug products. These companies, and therefore the Company, are subject to extensive regulation by government authorities. Regulatory proceedings which adversely affect the Company's clients have affected and could continue to adversely affect the Company's business. The repeal or significant alteration of some or all of the laws or regulations requiring testing of the type performed by the Company could have a material adverse effect on the Company's business. However, regulatory changes which require additional or more complex testing to be performed in support of the drug approval process could significantly enhance the Company's business. Management believes that legislation and regulation, on balance, have a favorable impact on the demand for its services by providing sponsors and manufacturers of new drugs with additional requirements which increase the need for outsourcing.

     In August 1990, the Company's outside counsel received a letter from the United States Attorney for the District of Maryland stating that the Company and its former Chief Scientific Officer were named as targets in a federal grand jury investigation of the generic drug industry. On May 22, 1991, the Company announced a plea agreement with the United States Attorney's Office of the District Court of Maryland and the Office of Consumer Litigation of the Department of Justice. Under this agreement, the Company agreed to plead guilty to one count alleging obstruction of justice of an investigation by the Food and Drug Administration and agreed to pay a fine of $200,000. See Note G of Notes to Financial Statements included under Part II, Item 8 hereof.

     The Company is subject to regulation and inspection by the Baltimore City Health Department (for the Maryland State Department of Health and Mental Hygiene), the Center for Disease Control of the United States Department of Health and Human Services and other state and local agencies where the Company's facility is located. The Company has not experienced any significant problems to date in complying with the applicable requirements of such agencies and does not believe that any existing or proposed regulations will require material capital expenditures or changes in its method of operation. Management believes that the Company is acting in accordance with all applicable federal, state and local laws.

COMPETITION

     The Company competes primarily against other CROs, and pharmaceutical companies' own in-house research departments. A lack of reliable data on the industry leaders and comparable companies, as most are privately owned or are operating units of large publicly owned corporations, makes accurate comparisons difficult.

     The Company believes there is no single dominant independent testing laboratory in biopharmaceutics at this time. The CRO industry is fragmented, with approximately twenty "full-service" CRO's and many small specialty providers. Some of the larger competitors have substantially greater capital and other resources, are more diversified, and have broader experience than the Company.

     From the Company's experience, clients choose a CRO based on its reputation and capabilities for quality and value. The Company believes that it is among the leading CROs in those areas in which it competes.

CUSTOMERS

     For the year ended June 30, 1995, one customer contributed in excess of 10% of revenue from operations, accounting for 11% of revenue from operations. For the year ended June 30, 1994, two customers each contributed in excess of 10% of revenue from operations, which in aggregate accounted for 41.5% of revenue from operations. For the year ended June 30, 1993, four customers accounted for 70% of revenues from operations.

     The nature of the Company's services and recurring business with major clients contributes to having several clients whose business accounts for ten percent or more in a fiscal year. From year to year, the specific clients may change.

BACKLOG

     The Company maintains a backlog of its business, representing studies underway in-house, for which revenue has not yet been recognized, and studies that have been awarded to the Company by its various clients. At June 30,

1995, the backlog was approximately $4.6 million.

EMPLOYEES

     At July 31, 1995, the Company had 105 full-time employees and 58 part-time employees, including 2 physicians and 14 scientists with advanced degrees. The Company does not have collective bargaining agreements with any of its employees and considers its employee relations to be satisfactory.


ITEM 2.  PROPERTIES

     The Company substantially completed the renovation of its headquarters and research and testing facility during fiscal year 1988. This seven-story building located in Baltimore, Maryland has a consolidated analytical chemistry laboratory, a controlled live-in clinical facility with a 120-bed capacity, and corporate-wide information and data management systems. The facility is comprised of approximately 142,000 gross square feet. The Company has available 25,000 gross square feet of unfinished space within the facility to meet its potential expansion needs.

     Substantially all of the Company's assets, including its facility, collateralize the Company's borrowing agreements with NationsBank, N.A. (see Note G to the Financial Statements).

     See Note D to the Financial Statements for additional information regarding the Company's property, plant and equipment.


ITEM 3.  LEGAL PROCEEDINGS

     (a) Reorganization Proceedings under Chapter 11 of the Bankruptcy
  Code

     On November 19, 1990, PharmaKinetics Laboratories, Inc. (the "Company") filed a voluntary petition (Case No. 90-5-5020-JS) under Chapter 11 of the United States Bankruptcy Code (the "Code") with the United States Bankruptcy Court for the District of Maryland (the "Bankruptcy Court").

     The Company was operated as a debtor-in-possession under the Code, which protected it from its creditors pending reorganization under the jurisdiction of the Bankruptcy Court. As a debtor-in-possession, the Company was authorized to operate its business, but could not engage in transactions outside the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court.

     On April 1, 1993, the Company confirmed its Amended Plan of Reorganization (the "Plan") in the United States Bankruptcy Court. The Plan became effective on May 10, 1993. The Plan provided for satisfaction of $8.3 million in secured claims of the then Maryland National Bank, which was later acquired by NationsBank, N.A. (the "Bank") by cash payments of approximately $5.9 million and by a term note of approximately $2.4 million. Other terms provided the Company with $500,000 of working capital and a $500,000 line of credit from the Bank. The claims of unsecured creditors were satisfied by an initial cash payment of approximately $833,000 and the issuance of approximately 1.6 million shares of the Company's common stock, subject to an agreement for the subsequent controlled sale of such shares.

     (b) Other Legal Proceedings

     On August 20, 1990, the Company was notified that it had been named as a contributor of hazardous waste at the Industrial Solvents and Chemical Company ("ISCC") Site in Newberry Township, Pennsylvania by the Pennsylvania Department of Environmental Resources ("PADER"). PADER has identified approximately 1,000 persons and companies that are believed to be responsible persons under the Pennsylvania Hazardous Sites Cleanup Act ("HSCA") with respect to the release or threatened release of hazardous substances from the ISCC Site. Under the HSCA, the approximately 1,000 parties identified are strictly liable for the reasonable and necessary costs of interim and remedial response actions, natural resource damages, and the costs associated with health risk assessment. A group of Potentially Responsible Parties ("PRPs") was formed in an effort to discharge through a collective action any responsibilities the PRPs may have under HSCA with respect to the site. To date, more than 500 PRPs have joined the PRP Group, including the Company. The PRP Group has retained a private investigator, an allocation consultant and technical consultants to investigate and to advise with regard to any alleged connection of the named parties to the site. Management believes that the Company may be responsible for contributing approximately 880 gallons of waste during the 1981 through 1989 time frame in question, out of
an estimated total of 250,000 gallons.   The Company has entered into a De
Minimis Settlement Agreement as offered by the ISCC Site Primarily Responsible Parties Steering Committee. The Settlement allowed the Company to shift its responsibilities to the larger contributors by agreeing to submit a cash payment of approximately $9,000. In the opinion of management, after consultation with legal counsel, the Company does not anticipate additional liabilities with regard to this claim.

     On October 12, 1992, the Company was notified that it had been named as a contributor of hazardous waste at the Aqua-Tech Environmental, Inc. site, located in Greer, South Carolina, by the United States Environmental Protection Agency. The EPA has identified approximately 600 entities that shipped wastes to the site between 1987 and 1991. The Company has been initially classified as a minor Potentially Responsible Party. There are approximately 1,000 other parties believed to have shipped wastes to the site prior to 1987. The major PRP's are cooperating in ongoing cleanup activities at the Site. Management believes that the Company is responsible for contributing approximately one gallon of waste during the 1987 to 1991 time frame. The Company has entered into a Group Removal Action Buyout Agreement, by agreeing to submit a cash payment of $1,000, which includes the removal and treatment or disposal of all waste present on the surface of the Aqua-Tech site as of May 1992. The work covered by the Removal Action does not include any remediation of soil, groundwater, or subsurface contaminants. Subsequent to June 30, 1995, the Company received a final buy-out option for clean-up costs at this site. The amount requested by the Aqua-Tech PRP Group is $3,000.

     See "Government Regulations, Investigations and Legislation" under Part I, Item 1 of this Report regarding the criminal plea and fine resulting from the federal grand jury investigation in which the Company and its former Chief Scientific Officer had been identified as targets.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                               NONE


                              PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     Since the inception of the Company's bankruptcy filing on November 19, 1990, the Company's stock was allowed to continue trading on the NASDAQ National Market System on an exception basis. A hearing was held December 17, 1991, to determine the Company's eligibility to continue to trade under an exception to the capital and surplus requirement. The Company was notified on December 19, 1991, that the request for continued exception was denied. The Company's stock, then trading under the symbol PKLBQ, was delisted from the National Stock Market effective December 20, 1991. The Company's Common Stock is currently traded in the over-the-counter market and is quoted on the NASD OTC Bulletin Board (OTCBB: PKLB).

     The following table sets forth the high and low bid prices of the Common Stock for the fiscal periods indicated and as reported by NASD through the NASD OTC Bulletin Board.

                           ------1995-------  ------1994-------
                  Quarter    High     Low       High     Low
                           -------- --------  -------- --------
                  First    $  3/4   $ 5/16    $  1     $ 5/16
                  Second     11/16    7/32     1 1/16    5/8
                  Third       9/16    1/4      1 1/8     3/4
                  Fourth      7/16    1/8      1 1/16    5/16

     The approximate number of shareholders of record at June 30, 1995, was 1,163.

     The Company has not declared a dividend on its Common Stock since its inception and has no intention of doing so in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                                        Years ended June 30,
                     ---------------------------------------------------------
                        1995       1994       1993       1992         1991
                     ---------- ---------- ---------- ----------- ------------
Contract revenue     $9,893,762 $8,847,674 $8,718,246 $12,811,911  $16,227,055

Earnings (loss):
 Before
  extraordinary item   $127,827   $204,851  ($197,947) $3,543,745 ($10,432,989)
 Extraordinary item           -          -   $107,016           -            -

Net earnings (loss)    $127,827   $204,851   ($90,931) $3,543,745 ($10,432,989)

Earnings (loss)
 per share:
 Before
  extraordinary item      $0.01      $0.02     ($0.02)      $0.32       ($1.03)
 Extraordinary item           -          -      $0.01           -            -

Net earnings (loss)
 per share                $0.01      $0.02     ($0.01)      $0.32       ($1.03)

Weighted average
 shares outstanding  12,598,102 12,780,687 10,719,615  10,984,253   10,085,314

Total assets         $6,553,348 $6,163,128 $6,198,151  $9,580,388  $15,300,160

Working capital
 (deficiency)          ($63,474)  $262,632   $831,114  $3,235,788    ($904,533)

Long-term
 liabilities         $2,074,109 $2,437,373 $2,866,072  $7,296,205  $13,894,652

Stockholders'
 equity              $1,768,859 $1,540,669 $1,364,898   ($198,858) ($3,718,183)
  (deficiency
  in assets)
--------------------------------------------------------------------------------

Notes to Selected Financial Data:

The Company has not declared a dividend on common stock since inception.

During the fiscal year ended June 30, 1991, the Company recorded actual and accrued expenses of $200,000 for expenses associated with certain non-recurring events and $6,724,613 for expenses associated with the reorganization of the Company under the Bankruptcy Code.

During the fiscal year ended June 30, 1992, the Company adjusted certain of its accruals for professional fees related to the bankruptcy proceedings, interest recorded for amounts due Maryland National Bank, which was later acquired by NationsBank, N.A. and certain other accrued expenses aggregating $1,181,931. In addition, the Company recorded additional expenses of $376,200 associated with the rejection of various leased equipment.

Fiscal years 1992 and 1991 included contract revenue for the Company's German subsidiary, which was sold effective March 31, 1992. The balance sheets for 1991 include the German subsidiary's account balances.

During the fiscal year ended June 30, 1993, the Company recorded $68,000 for expenses associated with the reorganization of the Company under the Bankruptcy Code and debt forgiveness of $107,016, which was recorded as an extraordinary item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

     PharmaKinetics Laboratories, Inc. ("the Company") is a leading contract research organization ("CRO") providing drug development services to pharmaceutical firms. As of June 30, 1995, the operations of the Company consisted of biopharmaceutic services, including design, development and implementation of the clinical protocol, management and analysis of laboratory and statistical data, compilation of reports and consultation on regulatory affairs. Since the Company's inception in 1976, the Company has assisted pharmaceutical clients with over 1,000 submissions for approval to the United States Food and Drug Administration ("FDA"), as well as submissions to the Canadian Health Protection Branch ("HPB").

     In August 1990, a federal grand jury investigating the generic drug industry notified the Company and its former Chief Scientific Officer that they were named as targets of the investigation. On May 22, 1991, the Company announced a plea agreement, relating to the participation of its former Chief Scientific Officer in the obstruction of an investigation by the Food and Drug Administration, with the United States Attorney's Office of the District Court of Maryland and the Office of Consumer Litigation of the Department of Justice. The Company agreed to plead guilty to one count alleging obstruction of justice of an investigation and agreed to pay a fine of $200,000. The fine is paid at $40,000 per year with interest at 6.39%. The Company is not presently a target of any investigations nor is it involved in investigations of other firms or individuals.

     The Company filed for voluntary protection under Chapter 11 of the United States Bankruptcy Code on November 19, 1990. On April 1, 1993, the Company confirmed its Amended Plan of Reorganization (the "Plan") in the United States Bankruptcy Court. The Plan was effected May 10, 1993, and provided for satisfaction of $8.3 million in secured claims of Maryland National Bank, which was later acquired by NationsBank, N.A., (the "Bank") by cash payments of approximately $5.9 million and by a term note of approximately $2.4 million. Other terms provided the Company with $500,000 of working capital and a $500,000 line of credit from the Bank. The claims of unsecured creditors were satisfied by an initial cash payment of approximately $833,000 and the issuance of approximately 1.6 million shares of the Company's common stock, subject to an agreement for the subsequent controlled sale of such shares.

     As of June 30, 1995, the Company was involved in two hazardous waste suits for which the Company is responsible for contributing to the clean-up costs at the involved sites. One of these cases has since been settled at a cost of $3,000. See Part I, Item 3 hereof, "Legal Proceedings", for a summary of the Company's legal proceedings. In the opinion of management, after consultation with legal counsel, the remaining action will be resolved with no material adverse effect on the financial position of the Company.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, items in the
Statements of Operations as percentages of total revenues and the increase (decrease) by each item as a percentage of the amount for the previous period:
                               Percentage of           Period to Period
                               Total Revenues               Change
                           ----------------------   -----------------------
                                                     1995    1994      1993
                             Years ended June 30,         Compared to
                           ----------------------
                            1995    1994    1993     1994    1993      1992
---------------------------------------------------------------------------
Contract Revenue
  U.S.                      93.5%   89.9%   91.5%    16.3%   (0.3)%    45.3%
  Germany                      -       -       -        -       -    (100.0)
  License fee                6.5    10.1     8.5    (27.7)   21.0     (14.0)
                           -----   -----   -----    -----   -----     -----
    Total                  100.0   100.0   100.0     11.8     1.5     (32.0)
Cost of contracts           68.9    67.9    69.2     13.4    (0.5)    (39.5)
                           -----   -----   -----    -----   -----     -----
Gross margin                31.1    32.1    30.8      8.4     5.9      (5.5)

Research and development     4.2     2.5     0.9     92.8   175.5   1,079.8
General and administrative  22.2    25.0    23.2     (0.7)    9.2     (40.3)
                           -----   -----   -----    -----   -----     -----
Operating income(loss)       4.7     4.6     6.7     12.6   (28.9)    203.1

Interest expense            (2.6)   (3.0)   (2.9)    (3.2)    5.7     (70.5)
Interest income              0.4     0.6     0.2    (23.3)  188.3         -
Gain on sale of investments    -       -       -        -       -    (100.0)
Loss on sale of investments (1.0)      -       -    100.0       -         -
Loss on sale of subsidiary     -       -       -        -       -     100.0
Write-down of investments   (0.5)      -    (6.6)   100.0  (100.0)     (5.4)
                           -----   -----   -----    -----   -----     -----
Earnings (loss) before
  reorganization items,
  income taxes and
  extraordinary item         1.0     2.2    (2.6)   (50.4)  187.2    (108.5)
Reorganization item            -       -     0.2        -  (100.0)    (97.9)
                           -----   -----   -----    -----   -----     -----
Earnings (loss) before
  taxes and extraordinary
  item                       1.0     2.2    (2.4)   (50.4)  195.1    (105.8)
Income taxes                (0.3)   (0.1)   (0.1)  (475.6)   58.8    (124.3)
                           -----   -----   -----    -----   -----     -----
Earnings (loss) before
  extraordinary item         1.3     2.3    (2.3)   (37.6)  203.5    (105.6)
Extraordinary item             -       -     1.2        -  (100.0)        -
                           -----   -----   -----    -----   -----     -----
Net earnings (loss)          1.3%    2.3%   (1.1)%  (37.6)% 325.3%   (102.6)%
                           =====   =====   =====    =====   =====     =====

1995 COMPARED TO 1994

     Total revenue increased 11.8% from $8.8 million in 1994 to $9.9 million in 1995. The increase was primarily attributable to the Company's increased marketing efforts, which produced an increase in the overall volume of business for the fiscal year. During 1995, the Company diversified its services, added new clients and successfully penetrated new markets for its services. Operating revenue increased 16.3% for 1995, compared to 1994. License fee income of $647,000 was recorded in fiscal 1995, compared to $896,000 in fiscal 1994. The Company continued to receive income pursuant to license fee agreements that it has with two of its clients based on sales of their drug products. The Company will continue to receive license fee income based on the client's future sales of the approved drugs through the expiration of the license fee agreements, the first of which is set to expire in fiscal 1998.

     The Company's gross margin increased 8.4% from $2.8 million in 1994 to $3.1 million in 1995. As a percentage of revenue, the Company's gross margin decreased from 32.1% in 1994 to 31.1% in 1995, on an 11.8% increase in overall revenue. The decrease in gross margin primarily resulted from fourth quarter productivity deficiency, particularly in the laboratory, causing increases in costs and delays in shipments. In addition, an inability to resolve a major technical problem in the laboratory resulted in a failure to complete two studies and produced non-recovery of substantial investments in research and development. The increase in expense associated with these difficulties was offset by the Company's December reversal of $232,719 in accrued expenses for unemployment insurance assessments on study participant compensation during the period January 1, 1991 through September 30, 1994.
In December 1994, the Company received a favorable ruling from Maryland's Board of Appeals that study participants utilized by the Company are not subject to unemployment insurance. The on-going impact of this ruling has been and will continue to be reduced unemployment costs for the Company. Absent this reversal in the current year, gross profit as a percentage of revenue would have been 28.8%.

     General and administrative expenses totalled $2.2 million for 1994 and 1995, with a decrease of .7% from 1994 to 1995. As a percentage of revenue, general and administrative expenses were 22.2% in 1995 compared to 25.0% in 1994. Fluctuations in general and administrative spending primarily relate to the timing of expenditures for marketing and corporate purchases and the release of $35,000 in accrued expenses for legal fees related to matters concluded in fiscal 1995.

     The Company increased its research and development spending by 92.8% from $218,000 in 1994 to $420,000 in 1995. Of the amount invested in the Company's research and development efforts for 1995, approximately $145,000 was expended in an unsuccessful effort to develop a new assay for one of the Company's major clients. The Company has implemented procedures to minimize the likelihood that a similar assay development problem will recur.

     Interest expense decreased 3.2% from $266,000 in 1994 to $257,000 in 1995. The decrease is primarily attributable to decreases in the Company's interest bearing obligations. In addition, the Company negotiated improved terms with NationsBank, N.A. in May 1995, reducing the rate of interest on its term note payable to the Bank from the Bank's prime rate plus 2% to the

Bank's prime rate plus 1/2%. On a discretionary basis, the Company has made and expects to continue to make escalated principal payments relative to its term note payable to the Bank.

     A benefit of income taxes of $29,000 was recorded in fiscal 1995 to reflect a reduction in the Company's tax liability from 1992. At June 30, 1995, the Company had tax loss carryforwards of approximately $4,511,000, expiring in 2006 through 2009, and general business credits of approximately $1,404,000, expiring during the period 1999 through 2009.


1994 COMPARED TO 1993

     Total revenue increased 1.5% from $8.7 million in 1993 to $8.8 million in 1994. The increase was primarily attributable to increases in license fee income received by the Company in fiscal 1994. Operating revenue continued to show growth through December 1993, at which time revenues decreased as a result of the receipt of a Warning Letter from the FDA in late December 1993. The letter stated that the Company had violated certain FDA regulations during studies conducted in 1990 and 1991. The concerns expressed by the FDA were quickly addressed. Overall, operating revenue decreased .3% for 1994 compared to 1993. License fee income increased from $740,000 in 1993 to $896,000 in 1994 or 21.0%. The Company continued to receive this income pursuant to two license fee agreements with two of its clients based on certain client product sales.

     The Company's gross margin increased 5.9% from $2.7 million in 1993 to $2.8 million in 1994. As a percentage of revenue, the Company's gross margin increased from 30.8% in 1993 to 32.1% in 1994 on a 1.5% increase in overall revenue. The increase in gross margin resulted from moderate decreases in fixed operating expenses primarily through the expiration of certain operating leases for equipment, offset by additional staffing necessary to meet client demands.

     General and administrative expenses increased 9.2% from $2.0 million in 1993 to $2.2 million in 1994. As a percentage of revenue, general and administrative expenses were 23.2% in 1993 compared to 25.0% in 1994. The increase in spending is due to expenditures for sales and marketing.

     The Company increased its research and development spending by 175.5% from $79,000 in 1993 to $218,000 in 1994. For the second year in a row, part of the Company's research and development efforts were generated through the Company's participation in the Maryland Industrial Partnerships program. The overall purpose of the Company's participation in the program is to develop and validate bioanalytical assays. The award is the result of a joint application with the Pharmacokinetics-Biopharmaceutics Lab, School of Pharmacy, University of Maryland at Baltimore, to conduct specific research for the Company. The results of this project will contribute to the Company's ability to test new drugs in support of market approvals by the Food and Drug Administration.

     Interest expense increased in fiscal 1994 by 5.7% or $14,000 compared to 1993. The increase is due to increases in the contractual rates of interest due under the Company's term note and increases in the amount of interest accrued on restructured debt related to one of the Company's operating leases scheduled to expire in February 1996. On a discretionary basis, the Company has made and expects to continue to make escalated principal payments relative to its term note payable to the bank.

     A benefit of income taxes of $5,000 was recorded in fiscal 1994 to reflect a reduction in the Company's tax liability from 1992. At June 30, 1994, the Company had tax loss carryforwards of $4,060,000, expiring in 2006 through 2009, and general business credits of $1,378,000 expiring during the period 1999 through 2009.


1993 COMPARED TO 1992

     Total revenue decreased 32% from $12.8 million in 1992 to $8.7 million. The decrease was primarily attributable to the sale of IBR, the Company's former German subsidiary, on March 31, 1992. Results of operations for 1992 reflect nine months of operations for IBR. Revenue in the U.S. increased 37% from $6.3 million in fiscal 1992 to $8.7 million in fiscal 1993 as a result of expansion in biopharmaceutic and stability and dissolution services. License fee income decreased from $860,000 to $740,000 or 14%. The Company received this income pursuant to two license fee agreements with two of its clients based on certain client product sales.

     The Company's gross margin decreased 5.5% from $2.8 million in 1992 to $2.7 million in 1993. As a percentage of revenue the Company's gross margin increased from 22.1% in 1992 to 30.8% in 1993 on a decrease in overall revenue levels. The fiscal 1993 margin percentage was favorably impacted by the Company completing its restructuring and emerging from bankruptcy with reduced liabilities and operating expense levels.

     General and administrative expenses have decreased 40.3% from $3.4 million in 1992 to $2.0 million in 1993. The reduction was due in part to the inclusion of IBR for nine months of fiscal 1992, offset by an increase of $117,000 or 6.1% in general and administrative expenses for U.S. operations. For domestic operations, general and administrative expenses were 30.0% of revenue in 1992 compared to 23.2% in 1993. The increase is attributable, in part, to an increase in the benefit rate charges incurred by the Company, an average salary adjustment of 4% effected January 1, 1993, and the Company's efforts to position itself for future growth through increased marketing efforts and the addition of staff.

     Interest expense decreased in 1993 by 70.5% or $602,000 compared to 1992. IBR is included for nine months of fiscal 1992. The U.S. operations experienced a decrease in interest expense of $333,000 or 57.0% from 1992 to 1993. The reduction is due to decreased contractual rates of interest and the reduction of debt in fiscal 1993 as a result of the Company's restructuring under Chapter 11.

     Proceeds from the Company's sale of IBR in fiscal 1992 included $1.4 million (158,528 shares) in common stock of the purchaser, TSI Corporation. At June 30, 1992, the Company had recorded a loss on the carrying value of its investment in TSI Corporation of $607,000. At June 30, 1993, the Company recorded an additional loss on the carrying value of its investment of $575,000. The quoted market value of the stock at June 30, 1992, was $5.00 per share and at June 30, 1993, was $1.375 per share.

     During fiscal 1993, the Company recorded an additional $68,000 of reorganization expenses related to concluding the Company's bankruptcy proceedings. The amount represents costs to satisfy certain administrative expenses and legal fees necessary to effect the Plan of Reorganization. The $107,000 of debt forgiveness resulting from the emergence from bankruptcy has been reflected as an extraordinary item.

     A benefit of income taxes of $12,000 was recorded in fiscal 1993 to reflect a reduction in the Company's tax liability for fiscal 1992. At June 30, 1993, the Company had tax loss carryforwards of $3,874,000, expiring in 2000 through 2004, and general business credits of $1,362,000, expiring during the period 2006 through 2008.


LIQUIDITY AND CAPITAL RESOURCES

     On June 30, 1995, the Company had cash and equivalents of $1,084,000 compared to $1,075,000 at June 30, 1994. The nominal increase in cash is the result of cash generated from operations and the sale of the Company's investments in Genzyme Transgenics, offset by payments on long-term debt and the purchase of equipment for utilization in the Company's operating units. The Company invested $626,000 in capital equipment purchases, $411,000 of which was paid in cash with the remaining $215,000 financed through capital leases. The capital leases have terms expiring through 1998. The Company made payments of $273,000 on its long-term debt obligations during fiscal 1995. On a discretionary basis, the Company has made and expects to continue to make escalated principal payments relative to its term note payable to the bank.

     The Company's primary source of funds is cash flow from operations. The Company has available a $500,000 line of credit from NationsBank, N.A. which has not been drawn upon.

     During the fiscal year ended June 30, 1995, the Company liquidated its holdings in Genzyme Transgenics Corporation. The Company recorded a loss on the sale of investments of $101,479 and a write-down of investments of $46,750. The Company's holdings, 31,705 shares, were sold for approximately $2.20 per share, generating proceeds of $69,747. The Company had carried the investment at $217,976, net of an investment valuation allowance of $99,080 at June 30, 1994.

     As of June 30, 1995, the Company's stockholders' equity totalled $1,769,000 compared to $1,541,000 at June 30, 1994. The Company had a deficiency in working capital of $63,000 at June 30, 1995, compared to working capital of $263,000 at June 30, 1994. The decrease in the Company's working capital position reflects the Company's investment in equipment and increases in client deposits for contracted work, which are recorded as current liabilities.

                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Stockholders of
   PharmaKinetics Laboratories, Inc.


     We have audited the financial statements of PharmaKinetics Laboratories, Inc. listed in the index on page 36 of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We concluded our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PharmaKinetics Laboratories, Inc. as of June 30, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.


                                      /s/Coopers and Lybrand L.L.P.

                                      Coopers and Lybrand L.L.P.


Baltimore, Maryland
August 9, 1995

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   PHARMAKINETICS LABORATORIES, INC.
                      STATEMENTS OF OPERATIONS

                                              Years ended June 30,
                                      ------------------------------------
                                         1995         1994         1993
                                      ----------   ----------   ----------
Contract revenue                      $9,893,762   $8,847,674   $8,718,246
Cost of contracts                      6,813,576    6,006,185    6,035,649
                                      ----------   ----------   ----------
   Gross profit                        3,080,186    2,841,489    2,682,597
General and administrative expenses    2,198,050    2,213,188    2,025,875
Research and development expenses        420,049      217,861       79,071
                                      ----------   ----------   ----------
   Earnings from operations              462,087      410,440      577,651
Interest expense                        (257,018)    (265,591)    (251,184)
Interest income                           42,207       55,002       19,080
Loss on sale of investments             (101,479)           -            -
Write-down of investments                (46,750)           -     (574,664)
                                      ----------   ----------   ----------
Earnings (loss) before reorganization
 items, income taxes and
 extraordinary item                       99,047      199,851     (229,117)

Reorganization Items:
 Professional fees accrued                     -            -      (68,000)
 Interest income                               -            -       87,040
                                      ----------   ----------   ----------
  Total reorganization items                   -            -       19,040
                                      ----------   ----------   ----------
Earnings (loss) before income
 taxes and extraordinary items            99,047      199,851     (210,077)

Benefit of income taxes                  (28,780)      (5,000)     (12,130)
                                      ----------   ----------   ----------
Earnings (loss) before
 extraordinary item                      127,827      204,851     (197,947)
Extraordinary item: debt forgiveness           -            -      107,016
                                      ----------   ----------   ----------
Net earnings (loss)                     $127,827     $204,851     ($90,931)
                                      ==========   ==========   ==========
Earnings (loss) per share:
 Before extraordinary item                 $0.01        $0.02       ($0.02)
 Extraordinary item                            -            -         0.01
                                      ----------   ----------   ----------
Net earnings (loss) per share              $0.01        $0.02       ($0.01)
                                      ==========   ==========   ==========
Weighted average
 shares outstanding                   12,598,102   12,780,687   10,719,615
                                      ==========   ==========   ==========
---------------------------------------------------------------------
See Notes to financial statements.

                       PHARMAKINETICS LABORATORIES, INC.
                               BALANCE SHEETS

                                                             June 30,
                                                  ----------------------------
                                                       1995          1994
                                                  -------------  -------------
ASSETS
Current Assets:
 Cash and equivalents                                $1,044,782     $1,067,348
 Restricted cash and equivalents                         39,036          7,234
 Accounts receivable, net                               774,684        804,579
 Refundable income taxes                                 29,364              -
 Contracts in process                                   695,359        518,969
 Prepaid expenses                                        63,681         49,588
                                                   ------------   ------------
   Total Current Assets                               2,646,906      2,447,718
Property, plant and equipment, net                    3,848,020      3,538,092
Other assets                                             58,422        177,318
                                                   ------------   ------------
   Total Assets                                      $6,553,348     $6,163,128
                                                   ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable and accrued expenses               $1,378,495     $1,233,105
 Deposits on contracts in process                     1,133,547        755,175
 Current portion of long-term debt                      198,338        196,806
                                                   ------------   ------------
   Total Current Liabilities                          2,710,380      2,185,086
Other liabilities                                       116,150        204,729
Long-term debt                                        1,957,959      2,232,644
                                                   ------------   ------------
   Total Liabilities                                  4,784,489      4,622,459
                                                   ------------   ------------
Commitments and Contingent Liabilities
Stockholders' Equity:
 Preferred stock, no par value; 1,500,000
  shares authorized and unissued                              -              -
 Common stock, $.001 par value; authorized,
  25,000,000 shares; issued 12,195,891 and
  12,095,891 shares, respectively                        12,196         12,096
 Common stock subscribed, 300,000 shares                      -            300
 Additional paid-in-capital                          12,013,701     12,113,501
 Accumulated deficit                                (10,257,038)   (10,384,865)
                                                   ------------   ------------
                                                      1,768,859      1,741,032
 Less: Investment valuation allowance                         -        (99,080)
 Less: Note receivable for common stock subscribed            -       (101,283)
                                                   ------------   ------------
   Total Stockholders' Equity                         1,768,859      1,540,669
                                                   ------------   ------------
   Total Liabilities and Stockholders' Equity        $6,553,348     $6,163,128
                                                   ============   ============
------------------------------------------------------------------------------
See Notes to Financial Statements.
                                   19

                  PHARMAKINETICS LABORATORIES, INC.
                 STATEMENTS OF STOCKHOLDERS' EQUITY

                                         Years ended June 30,
                             ----------------------------------------
                                 1995          1994          1993
                             ------------  ------------  ------------
COMMON STOCK
Balance, beginning of year        $12,396       $12,316       $10,358
Stock issued                            -             -         1,578
Stock subscribed (cancelled)         (200)            -           300
Exercise of stock options               -            80            80
                             ------------  ------------  ------------
Balance, end of year               12,196        12,396        12,316
                             ------------  ------------  ------------

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year     12,113,501    12,043,581    10,289,569
Stock issued                            -             -     1,579,192
Stock subscription cancelled      (99,800)            -             -
Exercise of stock options               -        69,920       174,820
                             ------------  ------------  ------------
Balance, end of year           12,013,701    12,113,501    12,043,581
                             ------------  ------------  ------------

ACCUMULATED DEFICIT
Balance, beginning of year    (10,384,865)  (10,589,716)  (10,498,785)
Net earnings (loss)               127,827       204,851       (90,931)
                             ------------  ------------  ------------
Balance, end of year          (10,257,038)  (10,384,865)  (10,589,716)
                             ------------  ------------  ------------

NOTE RECEIVABLE ON
 COMMON STOCK SUBSCRIBED
Balance, beginning of year       (101,283)     (101,283)            -
Note (issued) cancelled           100,000             -      (100,000)
Interest accrued                   (6,000)       (6,000)       (1,283)
Interest paid                       6,000         6,000             -
Interest receivable                 1,283             -             -
                             ------------  ------------  ------------
Balance, end of year                    -      (101,283)     (101,283)
                             ------------  ------------  ------------

INVESTMENT
 VALUATION ALLOWANCE                    -       (99,080)            -
                             ------------  ------------  ------------

TOTAL STOCKHOLDERS' EQUITY     $1,768,859    $1,540,669    $1,364,898
                             ============  ============  ============
---------------------------------------------------------------------
See Notes to Financial Statements.

                   PHARMAKINETICS LABORATORIES, INC.
                      STATEMENTS OF CASH FLOWS

                                                    Years ended June 30,
                                            ----------------------------------
                                               1995        1994        1993
                                            ----------  ----------  ----------
Cash flows from operating activities:
 Net earnings (loss)                          $127,827    $204,851    ($90,931)
Adjustments to reconcile net earnings
 to net cash from operating activities:
 Depreciation and amortization                 312,875     188,437     117,425
 Provision for (recovery of)
  doubtful accounts                             (9,450)    (27,262)     21,975
 Forgiveness of debt                                 -           -    (107,016)
 Gain on sale of equipment                      (1,315)          -           -
 Loss on sale of investments                   101,479           -           -
 Write-down of investments                      46,750           -     574,664
 Changes in operating assets and liabilities:
  Accounts receivable                           40,628    (105,939)    (97,224)
  Contracts in process                        (176,390)     (7,652)    181,694
  Prepaid expenses and other current assets    (14,093)     32,887     (23,580)
  Refundable income taxes                      (29,364)          -           -
  Other assets                                       -      (3,650)     16,287
  Accounts payable and accrued expenses         61,935    (109,097)   (360,105)
  Deposits on contracts in process             378,372     372,640    (170,540)
  Liabilities subject to compromise                  -           -  (1,621,700)
  Other liabilities                           (204,729)   (229,061)     50,271
                                            ----------  ----------  ----------
Net cash provided (used) by
 operating activities                          634,525     316,154  (1,508,780)
                                            ----------  ----------  ----------
Cash flows from investing activities:
  Payment for purchase of
   property and equipment                     (410,885)   (599,421)   (231,156)
  Proceeds from sale of equipment                4,300           -           -
  Proceeds from sale of investments             69,747           -           -
                                            ----------  ----------  ----------
Net cash used by investing activities         (336,838)   (599,421)   (231,156)
                                            ----------  ----------  ----------
Cash flows from financing activities:
  Payment on long-term debt                   (273,153)   (245,276) (1,172,933)
  Payment for capital lease obligations        (15,298)          -           -
  Proceeds from exercise of stock options            -      70,000      75,200
                                            ----------  ----------  ----------
Net cash used by financing activities         (288,451)   (175,276) (1,097,733)
                                            ----------  ----------  ----------
Increase (decrease) in cash and equivalents      9,236    (458,543) (2,837,669)
Cash and equivalents, beginning of year      1,074,582   1,533,125   4,370,794
                                            ----------  ----------  ----------
Cash and equivalents, end of year           $1,083,818  $1,074,582  $1,533,125
                                            ==========  ==========  ==========




                                                    Years ended June 30,
                                            ----------------------------------
                                               1995        1994        1993
                                            ----------  ----------  ----------
Supplemental Schedule of
 Non-Cash Transactions
  Fixed assets acquired
   through capital leases                     $214,903           -           -
  Issuance of stock in lieu of fees
   and cash compensation                             -           -     $16,800
  Issuance of stock pursuant to
   Plan of Reorganization                            -           -  $1,563,970
  Issuance of stock subscription                     -           -    $100,000
  Conversion of liabilities to
   long-term debt                                    -           -  $2,400,000
  Conversion of accounts payable to debt             -           -    $187,659
  Investment valuation allowance                     -     $99,080           -
------------------------------------------------------------------------------
See notes to financial statements.

                   PHARMAKINETICS LABORATORIES, INC.
                     NOTES TO FINANCIAL STATEMENTS


A.   BASIS OF PRESENTATION AND CHAPTER 11 BANKRUPTCY PROCEEDINGS

     The Company operates principally in one industry segment, the testing and related research of pharmaceutical products. Contract revenue includes revenue from operations and from licensing technologies under special agreements whereby the Company receives license fees based upon the clients' actual product sales. At June 30, 1995, the Company has two license fee agreements from which the Company is receiving license fee income. Based upon actual client sales, license fee income of $647,308, $895,656, and $740,110 was recorded during fiscal years ending June 30, 1995, 1994, and 1993, respectively. The Company will continue to receive license fee income based on the clients' future sales of the approved drugs.

     On November 19, 1990, PharmaKinetics Laboratories, Inc., (the "Company"), filed a voluntary petition in the United States Bankruptcy Court in the District of Maryland seeking to reorganize under Chapter 11 of the Federal Bankruptcy Code. The Company confirmed its Amended Plan of Reorganization (the "Plan") on April 1, 1993. The Plan became effective May 10, 1993.

     The Plan provided for settlement of $8.3 million in secured claims of the then Maryland National Bank, which was later acquired by NationsBank, N.A., (the "Bank") by cash payments of approximately $5.9 million and by a term note of approximately $2.4 million. Other terms provided the Company with $500,000 of working capital and a $500,000 line of credit from the Bank. The claims of unsecured creditors were satisfied by an initial cash payment of approximately $833,000 and the issuance of approximately 1.6 million shares of the Company's common stock, subject to an agreement for the subsequent controlled sale of such shares. Through June 30, 1995, the creditors have liquidated 240,000 shares of stock.

B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

     Revenues associated with testing services, which are short-term in duration, are earned and recognized upon completion of all required clinical and laboratory analysis. Projected losses on contracts are provided for in their entirety when known.

     Operating revenue attributable to the performance of long-term testing is recorded by contract by determining the status of work performed to date in relation to total services to be provided. Revenues under fixed-rate contracts included a proration of the earnings expected to be realized on the contract based upon the ratio of costs incurred to estimated total costs.

     For the year ended June 30, 1995, one customer contributed in excess of 10% of revenue from operations, accounting for 11% of revenue from operations. For the year ended June 30, 1994, two customers each contributed in excess of 10% of revenue from operations, which in aggregate accounted for

41% of revenue from operations. For the year ended June 30, 1993, four customers accounted for 70% of revenues from operations.

CONTRACTS IN PROCESS AND DEPOSITS ON CONTRACTS

     Contracts in process include direct and indirect costs related to contract performance. Deposits on contracts represent interim payments. Upon completion of contracts, the customer is billed for the total contract amount less any deposits or interim payments.

EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share is determined by dividing net earnings by the weighted average number of common stock and common stock equivalent shares outstanding. Outstanding stock options granted under the Company's stock option plans and other grants outside of the Company's plans are considered common stock equivalents for the purpose of earnings per share data; however, they are excluded from fiscal 1993 computations because the effect of their inclusion would be anti-dilutive.

CASH AND EQUIVALENTS

     Cash equivalents consist of highly liquid investments with an original maturity of ninety days or less.

     Restricted cash at June 30, 1995, and 1994, of $39,036 and $7,234, respectively, represents the amounts held in escrow pending resolution of disputed claims and payment of post-confirmation administrative claims.

CONCENTRATION OF CREDIT RISK

     The Company is subject to credit risk related to cash balances with financial institutions in excess of insured amounts. The risk is mitigated by the fact that, at the close of each business day, excess funds are placed in an overnight investment account which is collateralized by government securities held by the financial institutions.

INVESTMENTS

     The Company's investments are recorded at cost. Declines in the market value of investments considered to be temporary are reflected as a valuation allowance in the equity section of the balance sheet. Declines considered to be other than temporary are reflected as write-downs in the Statements of Operations (See Note E).

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost with the exception of the Company's headquarters building which at June 30, 1991, was written down to its then estimated net realizable value. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.

C. ACCOUNTS RECEIVABLE

     Accounts receivable at June 30, 1995 and 1994, are shown net of an allowance for doubtful accounts of $0 and $14,513, respectively.

D. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, at June 30, is summarized as follows:

                                         1995           1994
                                      -----------    -----------
Land                                  $   200,000    $   200,000
Building and improvements               2,850,402      2,848,582
Furniture and equipment                 2,640,434      2,020,537
                                      -----------    -----------
                                        5,690,836      5,069,119
Less: accumulated depreciation         (1,842,816)    (1,531,027)
                                      -----------    -----------
                                      $ 3,848,020    $ 3,538,092
                                      ===========    ===========

     Assets held under capital lease, furniture and equipment, at June 30, 1995, were $214,903.

E.   OTHER ASSETS

     At June 30, 1994, the Company held 158,528 shares of common stock of TSI Corporation (NASDAQ:TSIN) with a carrying value of $118,896. The carrying value of the stock was determined by the quoted market value of the stock on June 30, 1994, which was $0.75 per share. The Company, which received the stock from the 1992 sale of its German subsidiary at a cost of $1,400,000, wrote the stock down by $574,664 and $607,360 at June 30, 1993 and 1992, respectively.

     At June 30, 1994, the market value of the TSI stock was less than the adjusted cost basis of $217,976. The difference of $99,080 was recorded as an investment valuation allowance (a non-cash transaction) and was reflected in the Stockholders' Equity section of the balance sheet. TSI Corporation was acquired by Genzyme Transgenics (NASDAQ: GZTC) in a stock swap arrangement which closed in the fall of 1994. Subsequent to the closing, the Company liquidated its holdings in Genzyme Transgenics, 31,705 shares, generating proceeds of $69,747 and a realized loss of $148,229.

F.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     At June 30, accounts payable and accrued expenses consisted of the following:
                                         1995           1994
                                      -----------    -----------
Trade accounts payable                $   812,075    $   503,741
Accrued payroll and related expenses      105,800        415,769
Other accrued expenses                    460,620        313,595
                                      -----------    -----------
                                      $ 1,378,495    $ 1,233,105
                                      ===========    ===========

G.   DEBT

     At June 30, long-term debt consists of the following:

                                         1995           1994
                                      -----------    -----------
Note payable to bank                  $ 2,066,297    $ 2,249,450
Property taxes                             50,000        100,000
Plea agreement fine                        40,000         80,000
                                      -----------    -----------
                                        2,156,297      2,429,450
Less: current portion                    (198,338)      (196,806)
                                      -----------    -----------
                                      $ 1,957,959    $ 2,232,644
                                      ===========    ===========

     The Company holds a $2.4 million note payable to NationsBank, N.A. and a $500,000 working capital borrowing facility. Terms of the note and credit facility provide for interest at the Bank's prime rate (9% at June 30, 1995) plus 1/2%. The note has a five year amortization schedule with equal monthly payments of $25,000. In May 1998, the Company will have the option to pay the remaining principal balance over a three year period or to refinance the note. The borrowing agreements are collateralized by substantially all of the Company's assets, place restrictions on borrowings and investments, and require maintenance of specified amounts of working capital, net worth and cash flow ratios.

     In fiscal 1994, the Company reached an agreement with the City of Baltimore to finance past due real and personal property taxes related to 1990 and 1991. The final payment is due in June 1996.

     In fiscal 1991, the Company agreed to plead guilty to one count alleging obstruction of justice of an investigation by the Food and Drug
Administration and agreed to pay a fine of $200,000. The fine is payable in $40,000 installments each year with an interest rate of 6.39%.

     Cash payments for interest were $248,148, $241,096, and $191,755, in fiscal 1995, 1994, and 1993, respectively.


     The long-term debt matures as follows:

                 Year ending June 30,

                        1996           $    198,338
                        1997                119,091
                        1998                192,052
                        1999                531,708
                        2000                584,479
                     and beyond             530,629
                                       ------------
                                       $  2,156,297
                                       ============

     On a discretionary basis, the Company has made and expects to continue to make escalated principal payments relative to its term note payable to the bank.

H.   INCOME TAXES

     The Company's benefit from income taxes results from the current utilization of alternative minimum tax credits.

Deferred tax balances are comprised of the following:

                                                Year ended June 30,
                                            --------------------------
                                                1995           1994
                                            -----------    -----------
Deferred tax assets:
  Fixed assets and accelerated depreciation $   656,461    $   820,310
  Basis difference of investments                     -        460,989
  Accrued liabilities deductible once paid       44,216         61,010
  Net operating loss carryforwards            1,759,123      1,583,295
  Alternative minimum tax credit                  3,506         32,870
  General business credits                    1,403,536      1,377,846
  Other                                               -          5,660
                                            -----------    -----------
Total deferred tax assets                     3,866,842      4,341,980
Less:  valuation allowance                   (3,866,842)    (4,341,980)
                                            -----------    -----------
Deferred income taxes per balance sheet     $         -    $         -
                                            ===========    ===========

     At June 30, 1995, the Company had tax loss carryforwards of approximately $4,511,000, expiring in 2006 through 2009, and general business credits of approximately $1,404,000, expiring during the period 1999 through 2009.

     The principal differences between the actual effective tax rate and the statutory federal tax rates are as follows:

                                                Year ended June 30,
                                         -----------------------------
                                           1995       1994       1993
                                         -------    -------    -------
Statutory rate                             34.0 %     34.0 %    (34.0)%
State income taxes -
   net of federal benefit                   4.9        4.9       (4.9)
Alternative minimum tax credits           (29.0)      (2.5)         -
Loss carryforwards                        (38.9)     (38.9)      32.4
                                         ------     ------     ------
Effective rate                            (29.0)%     (2.5)%     (6.5)%
                                         ======     ======     ======

I.   COMMITMENTS AND CONTINGENT LIABILITIES

LEASES

     The Company has entered into operating leases for certain equipment used in its day-to-day operations. These leases expire in fiscal 1996 and have minimum rental obligations of $268,000.

     Lease expense for all operating leases, including leases with terms of less than one year, amounted to $106,000, $261,000 and $596,000 for the years ended June 30, 1995, 1994 and 1993, respectively.

     The Company has entered into capital lease arrangements for the purchase of furniture and equipment in the amount of $214,903. The current and long-term portions of the capital lease obligations are in accounts payable and accrued expenses and other liabilities, respectively. The future expected payout of these capital leases is as follows:

                   Year ended June 30,

                       1996                    $  86,410
                       1997                       74,785
                       1998                       54,145
                       less: interest portion    (30,703)
                                               ---------
                                               $ 184,637
                                               =========

J.   STOCKHOLDERS' EQUITY

     The Company issued 1,563,970 shares of Common Stock for the benefit of its unsecured creditors on May 10, 1993. The issuance was made pursuant to the Company's Amended Plan of Reorganization.

     The Company's former President and Chief Executive Officer exercised a right to purchase 300,000 shares of Common Stock at a price of $0.50 per share on April 15, 1993. The Company received $50,000 in cash and a note receivable for $100,000, due April 14, 1996. The note, and 200,000 shares of common stock previously issued, were cancelled effective June 30, 1995. At June 30, 1994, the note, which provided for interest at 6%, was classified as a reduction of stockholders' equity.

     In May 1992, the Company granted 14,000 shares of Common Stock to four outside directors as partial payment for Directors' fees for fiscal 1993. The shares of stock were granted in lieu of a total of $16,800 in cash compensation. The shares were valued at $1.20 as of the date of grant.


K.   EMPLOYEE STOCK OWNERSHIP AND STOCK OPTION PLANS

     The Company has an Incentive Stock Option Plan for key employees which provides for issuance of up to 1,700,000 shares of common stock to employees. The Company also has a Non-qualified Stock Option Plan for key employees and has reserved 568,000 shares of Common Stock under the plan. In addition, the

Company grants options to its outside directors. Options are granted at fair market value on the date of grant and vest over periods of up to five years.


     A summary of option activity follows:

                                            Shares Under Option
                                     --------------------------------
                                        1995       1994        1993
                                     ---------   ---------   ---------
Balance, beginning of year
  ($0.28 - $5.25 per share)            988,467   1,038,433   1,169,900

  Exercised ($0.315 - $0.875)                -     (80,000)   (380,000)
  Granted   ($0.44 - $1.0625)          155,900      89,500     289,000
  Cancelled ($0.625 - $3.75)           (63,300)    (59,466)    (40,467)
                                     ---------   ---------   ---------
Balance, end of year
  ($0.28 - $5.25 per share)          1,081,067     988,467   1,038,433
                                     =========   =========   =========

     Options exercisable at June 30, 1995, were 792,660. Options exercised to date total 710,012. Of the options exercised to date, 200,000 shares were returned to the Company and cancelled when a note receivable for common stock subscribed was cancelled effective June 30, 1995.

     As of June 30, 1995, the Company has reserved 1,922,588 shares of Common Stock for future issuance under authorized options and grants.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                               NONE

                             PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company and their ages, positions and years of service are as follows:

DIRECTORS

Name, Age , and Year
in which first
Elected a Director     Business Experience
-------------------    -------------------
Michael D. Dunn        Chairman of the Board and President of WADCO
50 (1985)              Services Inns, Inc., a hotel/motel operator,
                       since January 1987; President of Kimed Health
                       Systems, Inc. since August 1993;  President of
                       American Allied Capital Corporation from 1989 to
                       1995;  Chairman and Chief Executive Officer of
                       Westworld Community Healthcare, Inc. a provider of healthcare services to rural communities, from June 1982 to December 1986.

Thomas F. Kearns, Jr.  Retired from Bear Stearns, Inc. in 1987;
57 (1995)              Director of Biomet International and OSIRIS, a
                       privately held biotechnology company; Trustee of the University of North Carolina Foundation and Endowment Fund.

James K. Leslie        President and Chief Executive Officer of
50 (1995)              PharmaKinetics Laboratories, Inc. since July
                       1995; Executive Vice President and Chief
                       Operating Officer since June 1995; President and Chief Executive Officer of BioFin, a start up biotechnology company from July 1993 to June
                       1995; President and Chief Executive Officer of
                       SICPA Industries of America from 1991 to 1992;
                       and President and Chief Operating Officer of
                       Ecogen, Inc. from 1988 - 1990.

Richard P. Sullivan    Chief Executive Officer of the J.L. Wickham,
62 (1988)              Co., Inc., since January 1993; President, Vice
                       Chairman of Ferris, Baker Watts, Inc., a regional investment banking firm, from 1988 to 1994; Chief Executive Officer of a predecessor of that firm from June 1988 until November 1988, and Senior Vice President of such predecessor firm from January 1987 until June 1988.

Roger C. Thies         Director of Hyman, Phelps and McNamara, P.C.
51 (1991)              representing a broad range of clients on legal
                       issues concerning food, drug, medical devices, and cosmetic law and legislation since 1988;
                       Vice President and general Counsel of G.D.
                       Searle, managing all of the company's legal matters from 1986 to 1988.

     The Board of Directors has an Audit Committee and a Compensation Committee, each consisting of all directors who are not employees of the Company. The Board of Directors does not have a nominating committee. Directors, who are not employees of the Company, received a monthly retainer of $1,366.67 and reimbursement of expenses for attendance at meetings during fiscal 1995.

     Mr. Dunn serves as Chairman of the Audit Committee. The functions of the Committee include review of the scope of audits and the results of such audits; review of accounting policies and adequacy of internal controls; review of the fees paid to, and the scope of services provided by, the independent auditors; and recommending selection of the independent auditors.

     Mr. Sullivan serves as Chairman of the Compensation Committee. The Committee considers and makes recommendations to the Board of Directors with respect to matters relating to executive compensation, and considers and recommends grants under the Company's stock option plans.

     During the fiscal year ended June 30, 1995, the Board of Directors met nine times, the Compensation Committee met five times and the Audit Committee met twice. Each director attended all of the meetings of the Board of Directors and committees of the Board on which he served, except: one director who was absent from one Compensation Committee meeting.


EXECUTIVE OFFICERS

                       Position with the Company          Employed  Officer
Name             Age   and principal occupation           Since     Since
---------------  ---   --------------------------         --------  -------
Christopher H.
    Hendy, Ph.D.  35   Vice President Clinical Evaluation     1993     1993
                       Services since December 1993;
                       Director of Clinical Research of
                       ICON Clinical Research from February
                       1993 to December 1993; Managing
                       Director of Harris Labs Ltd from
                       April 1991 to February 1993; and
                       Manager of European Project
                       Management of Otsuka
                       Pharmaceutical Co., Ltd from
                       April 1988 to April 1991.

V. Brewster Jones 50   President and Chief Executive Officer  1990     1990
                       from October 1990 to July 1995; Chief    (1)
                       Operating Officer of PharmaKinetics'
                       United States businesses from June
                       1990 to October 1990; Founder/Director,
                       President and Chief Operating Officer
                       of The Compucare Company, Reston,
                       Virginia, a computer technology services company in the healthcare industry; and Division President of Baxter Healthcare
                       Corporation from June 1985 to December
                       1987.

                       Position with the Company          Employed  Officer
Name             Age   and principal occupation           Since     Since
---------------  ---   --------------------------         --------  -------
Taryn L. Kunkel   34   Vice President, Chief Financial        1990     1991
                       Officer and Treasurer since
                       February 1991; Controller since
                       November 1990 and Director of
                       Financial Analysis since July 1990.

Elizabeth A.
    Lane, Ph.D.   50   Vice President Biopharmaceutics        1988     1992
                       and Regulatory Affairs since May
                       1992; Director of Pharmacokinetics
                       and Regulatory Affairs from
                       September 1988 to May 1992.

James K. Leslie   50   President and Chief Executive          1995     1995
                       Officer since July 1995;                 (1)
                       Executive Vice President and
                       Chief Operating Officer since
                       June 1995;  President and Chief
                       Executive Officer of BioFin, a
                       start up biotechnology company
                       from July 1993 to June 1995;
                       President and Chief Executive
                       Officer of SICPA Industries of
                       America from 1991 to 1992; and
                       President and Chief Operating
                       Officer of Ecogen, Inc. from
                       1988 - 1990.

Roger H.
    Meacham, Jr.
    Ph.D.        53    Vice President Analytical Laboratory   1995     1995
                       Services since July 1995; Director       (2)
                       of the Pharmaceutical Chemistry
                       Division of Hazleton Laboratories,
                       a CRO specializing in drug development,
                       from 1992 to 1995; and Director of
                       Drug Disposition at Rhone-Poulenc Rorer
                       from 1985 to 1992.

Max L. Mendelsohn 62   Vice President Business Development    1991     1991
                       from September 1991 to May 1995;                  (3)
                       President of Barre National from
                       1970 to 1991.

Leon Shargel,     53   Vice President since March 1995;       1995     1995
    Ph.D.              Director of Biochemistry and             (4)
                       Pharmacokinetics at Forest
                       Laboratories, a pharmaceutical
                       manufacturer, from 1993 to 1994;
                       and Director of Pharmacokinetics
                       at Chelsea Laboratories from 1991
                       to 1993.

(1) Mr. Jones resigned from the Company effective July 24, 1995. Mr. Leslie was promoted to the position of President and Chief Executive Officer as of that date.
(2)  Dr. Meacham joined the Company on July 3, 1995.
(3) Mr. Mendelsohn was an officer of the Company through April 1995. His employment with the Company ended in August 1995.
(4) In May 1995, Dr. Shargel purchased 500 shares of the Company's common stock. This event was not timely reported on Forms 4 or 5 Pursuant to Section 16(a) of the Exchange Act. A Form 4 was subsequently filed.


ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth, for the Company's last three fiscal years, the cash compensation paid or accrued by the Company, as well as certain other compensation paid or accrued for those years, to its Chief Executive Officer and other executive officers whose remuneration exceeded $100,000 for the fiscal year ended June 30, 1995.

                                    SUMMARY COMPENSATION TABLE

                        Annual Compensation               Long-Term
                                                         Compensation
                    ----------------------------       ----------------
                                               Other
Name and            Fiscal  Salary    Bonus    Annual         Options
Principal Position  Year     ($)       ($)     Comp.($)(1)      (#)
------------------  ------  ------    ------   ------         --------
Christopher H.
   Hendy, Ph.D.      1995   102,000         -   6,000           10,000
Vice President       1994    54,000(2)      -   2,700           70,000

V. Brewster Jones    1995   150,000(3)      -   8,400                -
President, CEO,      1994   147,000         -   7,200                -
Director and         1993   140,000    12,500   7,200           90,000
Secretary

James K. Leslie      1995     4,700(3)      -     230          120,000
Executive
Vice President
and Chief Operating
Officer

Max L. Mendelsohn    1995    96,000(4)      -   5,300                -
Vice President       1994   103,000         -   6,000                -
Business Development 1993   100,000     5,250   2,400           20,000

(1) Other Annual Compensation includes personal benefits provided by the Company.
(2) Dr. Hendy joined the Company in December 1993. Dr. Hendy's annual salary for fiscal 1994 was $100,000.



(3)  Mr. Jones resigned from the Company effective July 24, 1995.
     Mr. Leslie joined the Company on June 19, 1995. He was promoted to the positions of President and Chief Executive Officer upon Mr. Jones' resignation. His annual salary is $124,000, plus other compensation of $6,000. In addition, Mr. Leslie was granted 100,000 Incentive Stock Options on July 24, 1995.
(4) Mr. Mendelsohn was an officer of the Company through April 1995. His annual salary was $105,000, plus other compensation of $6,000. Subsequent to April, Mr. Mendelsohn's salary was $50,000.

EMPLOYMENT AGREEMENTS

     The Company had an employment agreement with Mr. Jones, which expired upon his resignation from the Company on July 24, 1995. As a part of his departure arrangement, Mr. Jones has been granted an extension of time, through July 1998, in which to exercise the 260,000 options in which he was vested at June 30, 1995, and the note receivable previously outstanding, in the amount of $100,000, has been cancelled effective June 30, 1995. Mr. Jones is returning to the Company the 200,000 shares of common stock to have been purchased with the note. Interest on the note was due and payable through June 30, 1995.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth information as of June 30, 1995, regarding stock ownership of management and owners of 5% or more of the Company's Common Stock:

                                           Beneficial Ownership

                                      Number of          Percent of
Name & Address                      Shares Owned        Shares Owned
--------------                      ------------        ------------
Judith Hardardt, Nominee for          1,323,970             10.9%
Official Creditors Committee(1) of
PharmaKinetics Laboratories, Inc.
(Case No. 90-5-5020-JS, Chapter 11)

Delaware Group Trend Fund               740,740              6.1%
One Commerce Square
Philadelphia, PA 19103

Michael D. Dunn                         121,843              1.0%

Christopher H. Hendy Ph.D.               23,333 (3)           (4)




                                           Beneficial Ownership

                                      Number of          Percent of
Name & Address                      Shares Owned        Shares Owned
--------------                      ------------        ------------
V. Brewster Jones                       429,992 (2)(3)       3.5%

Thomas F. Kearns                         39,078               (4)

James K. Leslie                          20,000               (4)

Max L. Mendelsohn                       156,667 (3)          1.3%

Richard P. Sullivan                      58,500 (3)           (4)

Roger C. Thies                           14,600 (3)           (4)

All directors and officers
   as a group (11 persons)            1,018,513 (3)          7.9%

(1) The Creditors Committee possesses and is entitled to exercise the vote of the shares pursuant to the terms of a Stockholder Agreement relative to the Company's Amended Plan of Reorganization (the "Plan") confirmed April 1, 1993, and made effective May 10, 1993. The Stockholder Agreement expires on the earlier of May 10, 1998, or consummation of the Plan.
(2) Of the total shares, 50,000 shares are held in the name of Mr. Jones' wife, of which Mr. Jones claims beneficial ownership;
     and 30,000 shares are beneficially owned by Mr. Jones with his wife.
(3) Includes shares of stock which directors and officers have exercisable rights to acquire as of or within 60 days of June 30, 1995, through the exercise of options, in the amount of 260,000 shares for Mr. Jones; 23,333 shares for Dr. Hendy; 156,667 for Mr. Mendelsohn (who was an officer through April
     1995), 10,000 for Mr. Sullivan; 14,600 for Mr. Thies and 618,600
     for all directors and officers as a group.
(4)  Less than 1%.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


                                NONE

                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

                                                             Page(s)
(a)  1.   FINANCIAL STATEMENTS

     Report of Independent Accountants                         17
     Statements of operations for each of the three years
        in the period ended June 30, 1995                      18
     Balance sheets at June 30, 1995 and 1994                  19
     Statements of stockholders' equity for each of the
        three years in the period ended June 30, 1995          20
     Statements of cash flows for each of the three years
        in the period ended June 30, 1995                      21
     Notes to financial statements                             23


     2.  FINANCIAL STATEMENT SCHEDULES

     Schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.


     3.  EXHIBITS

     See Exhibit Index.


(b)  REPORTS ON FORM 8-K

     No reports of Form 8-K were filed during the quarter ended June
     30, 1995.

                              SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PHARMAKINETICS LABORATORIES, INC.



Date: September 29, 1995                       /s/James K. Leslie
      ------------------                       ------------------
                                               James K. Leslie,
                                               Principal Executive
                                               Officer and Director

Date: September 29, 1995                       /s/Taryn L. Kunkel
      ------------------                       ------------------
                                               Taryn L. Kunkel,
                                               Principal Financial
                                               Officer and Principal
                                               Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Date: September 29, 1995                       /s/Michael D. Dunn
      ------------------                       -------------------
                                               Michael D. Dunn,
                                               Director

Date: September 29, 1995                       /s/Thomas F. Kearns
      ------------------                       --------------------
                                               Thomas F. Kearns,
                                               Director

Date: September 29, 1995                       /s/Richard P. Sullivan
      ------------------                       ----------------------
                                               Richard P. Sullivan,
                                               Director

Date: September 29, 1995                       /s/Roger C. Thies
      ------------------                       ------------------
                                               Roger C. Thies,
                                               Director

                           EXHIBIT INDEX
Exhibit No.

2. Disclosure Statement (incorporated by reference to Exhibit 2 of the Company's 8-K filing on April 6, 1993).

3. (a) Articles of Incorporation as amended (incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993).

    (b)  Bylaws, as amended (incorporated by reference to Exhibit
         3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1989).

10.  Material Contracts

    (a)  PharmaKinetics Laboratories, Inc. Incentive Stock Option
         Plan (incorporated by reference to Registration Statement on Form S-8, Nos. 33-51840 and 33-57616).

    (b)  PharmaKinetics Laboratories, Inc. Nonqualified Employee
         Stock Option Plan (incorporated by reference to registration Statement on Form S-8, No. 33-51838).

    (c)  Employment Agreement between the Company and V. Brewster
         Jones (incorporated by reference to Exhibit 10 (c) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991).

    (d) Loan documents dated May 13, 1993, between Maryland National Bank and PharmaKinetics Laboratories, Inc. (incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993).

        (i)  Amended and Restated Insurance Agreement
       (ii)  Partnership/Joint Venture Borrowing Authority
      (iii)  Unconditional Guaranty of Payment
       (iv)  Security Agreement
        (v)  Commercial Promissory Note
       (vi)  Collateral Pledge Agreement
      (vii)  Note
     (viii)  Indemnity Deed of Trust
       (ix)  Indemnity Deed of Trust
        (x)  Financing Statement
       (xi)  Loan Agreement

    (e) First Amendment to Loan Agreement, dated May 11, 1995, between NationsBank, N.A. and PharmaKinetics Laboratories, Inc. (filed herewith).

    (f) First Commercial Promissory Note Modification Agreement dated May 11, 1995, between NationsBank, N.A. and
         PharmaKinetics Laboratories, Inc. (filed herewith).

    (g) First Note Modification Agreement dated May 11, 1995, between NationsBank, N.A. and PharmaKinetics Laboratories, Inc. (filed herewith).

11.  Computations of net earnings (loss) per common share (reference
     Item 6 filed herewith).

21.  List of subsidiaries of registrant (filed herewith).

27.  Financial Data Schedule (filed herewith).

99. Court Order approving Debtor's Amended Plan of reorganization (incorporated by reference to the Company's 8-K filing on April 6, 1993).