Form 10-Q
period 1995-09-30
PHARMAKINETICS LABORATORIES INC
filed 1995-11-13
CIK 351506

                        UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                          FORM 10-Q

(Mark one)
     [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1995

                            OR

     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

               Commission file number 0-11580.

              PHARMAKINETICS LABORATORIES, INC.
    (Exact name of registrant as specified in its charter)

           Maryland                          52-1067519
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)           Identification No.)

                  302 West Fayette Street
                Baltimore, Maryland  21201
         (Address of principal executive offices)
                      (Zip Code)

                    (410) 385-4500
  (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __ X__ No_____

         PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes __X__ No _____

              APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 12,195,891 common shares were outstanding as of October
26, 1995.

                  PHARMAKINETICS LABORATORIES, INC.
                             FORM 10-Q

                               INDEX



                                                     Page No.

PART 1.   FINANCIAL INFORMATION

Item 1. Financial Statements

        Statements of Operations for the three
        months ended September 30, 1995 and 1994
        (unaudited)                                       3

        Balance Sheets at September 30, 1995
        (unaudited) and June 30, 1995                     4

        Statements of Cash Flows for the three
        months ended September 30, 1995 and 1994
        (unaudited)                                       5

        Notes to Financial Statements (unaudited)         6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations     6


PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                  8

        Signatures                                        9

               PHARMAKINETICS LABORATORIES, INC.
                   STATEMENTS OF OPERATIONS
                         (Unaudited)

                                        Three Months Ended
                                           September 30,
                                    ---------------------------
                                        1995           1994
                                    ------------   ------------
Contract Revenue                    $  2,721,560   $  2,600,626

Cost of Contracts                      1,912,639      1,734,035
                                    ------------   ------------

  Gross Profit                           808,921        866,591

General and
  administrative expenses                571,402        587,724
Research and
  development expenses                    96,385         54,143
                                    ------------   ------------

Earnings from operations                 141,134        224,724

Interest expense                         (60,160)       (63,611)
Interest income                            9,454         11,141
Loss on disposal of equipment            (12,548)             -
                                    ------------   ------------

Earnings before income taxes              77,880        172,254

Provision for income taxes                     -              -
                                    ------------   ------------
Net earnings                        $     77,880   $    172,254
                                    ============   ============

Net earnings per share              $       0.01   $       0.01
                                    ============   ============

Weighted average
  shares outstanding                  12,357,654     12,652,195
                                    ============   ============

---------------------------------------------------------------
               See notes to financial statements.


               PHARMAKINETICS LABORATORIES, INC.
                        BALANCE SHEETS
                         (Unaudited)

                                        September 30,    June 30,
                                            1995           1995
                                        ------------  ------------
ASSETS
Current Assets:
 Cash and equivalents                   $    792,460  $  1,044,782
 Restricted cash and equivalents              39,069        39,036
 Accounts receivable, net                    876,612       774,684
 Refundable income taxes                      29,364        29,364
 Contracts in process                        341,101       695,359
 Prepaid expenses                            153,838        63,681
                                        ------------  ------------
   Total Current Assets                    2,232,444     2,646,906
Property, plant and equipment, net         3,773,862     3,848,020
Other assets                                  58,422        58,422
                                        ------------  ------------
   Total Assets                         $  6,064,728  $  6,553,348
                                        ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable and accrued expenses  $    821,356  $  1,378,495
 Deposits on contracts in process          1,165,635     1,133,547
 Current portion of long-term debt           206,116       198,338
                                        ------------  ------------
   Total Current Liabilities               2,193,107     2,710,380
Other liabilities                            100,727       116,150
Long-term debt                             1,924,155     1,957,959
                                        ------------  ------------
   Total Liabilities                       4,217,989     4,784,489
                                        ------------  ------------
Commitments and Contingent Liabilities
Stockholders' Equity:
 Preferred stock, no par value;
  1,500,000 shares authorized and
  unissued                                        -             -
 Common stock, $.001 par value;
  authorized, 25,000,000 shares;
  issued 12,195,891 shares                   12,196        12,196
 Additional paid-in-capital              12,013,701    12,013,701
 Accumulated deficit                    (10,179,158)  (10,257,038)
                                       ------------  ------------
   Total Stockholders' Equity             1,846,739     1,768,859
                                       ------------  ------------
   Total Liabilities and
     Stockholders' Equity              $  6,064,728  $  6,553,348
                                       ============  ============
-----------------------------------------------------------------
                See notes to financial statements.

               PHARMAKINETICS LABORATORIES, INC.
                  STATEMENTS OF CASH FLOWS
                        (Unaudited)

                                               Three Months Ended
                                                  September 30,
                                              ---------------------
                                                  1995     1994
                                              ---------- ----------
Cash flows from operating activities:
  Net earnings                                $   77,880  $ 172,254
  Adjustments to reconcile net earnings
    to net cash provided (used) by
    operating activities:
    Depreciation and amortization                 95,424     64,502
    Loss on sale of equipment                     12,548          -
    Changes in operating assets
      and liabilities:
     Accounts receivable                        (101,928)   128,000
     Contracts in process                        354,258   (167,481)
     Prepaid expenses and other assets           (90,157)  (135,772)
     Accounts payable and accrued expenses      (521,783)   294,368
     Accrued non-recurring expenses                    -    (10,562)
     Deposits on contracts in process             32,088    (64,942)
     Other liabilities                           (15,423)   (81,483)
                                              ---------- ----------
Net cash provided (used)
  by operating activities                       (157,093)   198,884
                                              ---------- ----------
Cash flows from investing activities:
  Payment for purchase of
    property and equipment                       (42,314)  (135,184)
  Proceeds from sale of equipment                  8,500          -
                                              ---------- ----------
Net cash (used) by investing activities          (33,814)  (135,184)
                                              ---------- ----------
Cash flows from financing activities:
  Payment on long-term debt                      (26,026)   (51,289)
  Payment in capital lease obligations           (35,356)         -
                                              ---------- ----------
Net cash (used) by financing activities          (61,382)   (51,289)
                                              ---------- ----------
Increase (decrease) in cash and equivalents     (252,289)    12,411
Cash and equivalents, beginning of period      1,083,818  1,074,582
                                              ---------- ----------
Cash and equivalents, end of period           $  831,529 $1,086,993
                                              ========== ==========
Non-Cash Transactions:
   Investment valuation allowance             $        - $    9,908
Cash Paid for Interest:                       $   58,645 $   53,393
------------------------------------------------------------------
               See notes to financial statements.

               PHARMAKINETICS LABORATORIES, INC.
                NOTES TO FINANCIAL STATEMENTS
                         (Unaudited)

BASIS OF PRESENTATION

   The statements of operations for the three months ended September 30, 1995, and 1994, the balance sheet as of September 30, 1995, and the statements of cash flows for the three months ended September 30, 1995, and 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1995, and for all periods presented, have been made. The balance sheet at June 30, 1995, has been derived from the audited financial statements as of that date.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's fiscal 1995 Form 10-K.

   The Company operates principally in one industry segment, the testing and related research of pharmaceutical products. Contract revenue includes revenue from operations and from licensing technologies under special agreements whereby the Company receives license fees based upon the clients' actual product sales. License fee income of $127,766 and $231,047 was recorded for the three month periods ended September 30, 1995, and 1994, respectively. The results of operations for the periods ended September 30, 1995, are not necessarily indicative of the operating results for the full year.

PART I.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

RESULTS OF OPERATIONS

   Revenue from operations increased 9.5% to $2,593,794 for the three month period ended September 30, 1995, from $2,369,579 for the comparable period in the prior year, demonstrating the success, during the first quarter of fiscal year 1996, of the Company's efforts to diversify into new market segments and to add new clients. As a result of this growth in operating revenues, overall revenues increased 4.7% to $2,721,560 from $2,600,626, despite an expected decline in license fee income from $231,047 for the three month period ended September 30, 1994, to $127,766 for the period ended September 30, 1995.

License fee income, based on clients' sales of approved drug products, will continue through the expiration of the license fee agreements, the first of which will expire during fiscal 1998.

   The Company's gross profit before license fees increased to $681,155 in the three month period ended September 30, 1995, from $635,544 in the three month period ended September 30, 1994, remaining flat at 26% of operating revenues. The decline in license fee income and costs associated with the Company's decision to discontinue its offering of stability services caused gross profit to decline to $808,921 in the current period, compared to $866,591 for the three month period ended September 30, 1994, a decline of 6.7%. The decision to eliminate the offering of stability services was reached in July 1995, and operations ceased in September 1995.

   General and administrative expenses decreased 2.8% to $571,402 for the three month period ended September 30, 1995, from $587,724 for the same period of the prior year. The Company carefully evaluated its cost structure in the quarter ended September 30, 1995, and took actions to decrease costs on an on-going basis. In addition to eliminating the stability services group, other positions throughout the Company were eliminated in order to reduce costs. These actions took place during the quarter and the Company expects the results will become apparent in the remainder of the fiscal year. As a part of these efforts, the Company sold equipment and realized a loss of $12,548. Research and development expenses increased 78.0% in the three month period ended September 30, 1995, to $96,385, compared to the same period in the prior year. The Company has continued to invest in its research and development effort in the current quarter in an effort to bring new analytical methods on-line to meet client demands.

   No provision for income taxes is required as the Company has available unused operating loss and business tax credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

   The reduction in the cash balances of the Company of $252,289 for the three months ended September 30, 1995, is primarily attributable to changes in the operating accounts of the Company. Accounts payable and accrued expenses have diminished significantly due to payments made on a current basis. On a discretionary basis, the Company has made and expects to continue to make escalated principal payments relative to it term note payable to the bank. The term note has certain financial ratio and cash flow covenants with which the Company is currently in compliance. However, no assurance can be given that the results of future operations will allow the Company to remain in compliance. At September 30, 1995, the Company had working capital of $39,337, compared to a deficiency of $63,474 at June 30, 1995. At September 30, 1995, the Company had available $792,460 in current operating cash to meet the needs of its business and $39,069 for the remaining administrative fees related to the Company's Amended Plan of Reorganization, confirmed on April 1, 1993. The Company also has available a $500,000 line of credit through its primary secured lender, which was unused as of September 30, 1995. Total Stockholders' Equity at September 30, 1995, was $1,846,739, compared to $1,768,859 at
June 30, 1995. The increase is attributable to net income of $77,880.

   At September 30, 1995, the Company reported a decrease in its contracts in process account which was attributed to the increase in revenue for the quarter. Deposits on contracts in process increased 2.8% indicating an increase in contracted studies. Changes in these account balances affect the Company's backlog, which will be utilized to generate future revenue.


PART II.  Other Information

Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits:

        Exhibit 11:  Computation of Earnings per Share

   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended September 30, 1995.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              PHARMAKINETICS LABORATORIES, INC.
                              Registrant



November 10, 1995             /s/James K. Leslie
Date                          James K. Leslie
                              President and
                              Chief Executive Officer


November 10, 1995             /s/Taryn L. Kunkel
Date                          Taryn L. Kunkel
                              Vice-President and
                              Chief Financial Officer