Form 10-Q
period 1995-12-31
PHARMAKINETICS LABORATORIES INC
filed 1996-02-14
CIK 351506

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q
       (Mark one)
       [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1995

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__  No _____

           PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes __X__  No _____

             APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
12,195,891 common shares were outstanding as of February 9, 1996.

              PHARMAKINETICS LABORATORIES, INC.
                         FORM 10-Q

                           INDEX



                                                       Page No.

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Statements of Operations for the three
         and six months ended December 31, 1995
         and 1994 (unaudited)                              3

         Balance Sheets at December 31, 1995
         (unaudited) and June 30, 1995                     4

         Statements of Cash Flows for the six
         months ended December 31, 1995 and 1994
         (unaudited)                                       5

         Notes to Financial Statements (unaudited)         6

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations     7


PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K                  9

         Signatures                                        10

PART I.  Financial Information
ITEM 1.  Financial Statements

                     PHARMAKINETICS LABORATORIES, INC.
                         STATEMENTS OF OPERATIONS
                               (Unaudited)

                            Three Months Ended        Six Months Ended
                               December 31,              December 31,
                         -----------------------   -----------------------
                            1995         1994         1995         1994
                         ----------   ----------   ----------   ----------
Contract revenue         $2,106,538   $2,471,110   $4,828,098   $5,071,736

Cost of contracts         1,278,938    1,346,077    3,191,577    3,080,112
                         ----------   ----------   ----------   ----------
Gross profit                827,600    1,125,033    1,636,521    1,991,624

General and
   administrative expenses  513,914      560,265    1,085,316    1,147,989
Research and
   development expenses      99,895       47,053      196,280      101,196
                         ----------   ----------   ----------   ----------
Earnings
   from operations          213,791      517,715      354,925      742,439

Interest expense            (60,899)     (64,761)    (121,059)    (128,372)
Interest income              12,015       10,831       21,469       21,972
Gain (loss) on disposal
   of equipment              10,376            -       (2,172)           -
Loss on sale
   of investments                 -     (101,479)           -     (101,479)
Write-down
   of investments                 -      (46,750)           -      (46,750)
                         ----------   ----------   ----------   ----------
Earnings
   before income taxes      175,283      315,556      253,163      487,810
Income taxes                      -            -            -            -
                         ----------   ----------   ----------   ----------
Net earnings              $ 175,283    $ 315,556    $ 253,163    $ 487,810
                         ==========   ==========   ==========   ==========

Net earnings per share        $0.01        $0.03        $0.02        $0.04
                         ==========   ==========   ==========   ==========
Weighted average
   shares outstanding    12,284,338   12,612,389   12,320,027   12,631,049
                         ==========   ==========   ==========   ==========
--------------------------------------------------------------------------
                     See notes to financial statements.

                   PHARMAKINETICS LABORATORIES, INC.
                            BALANCE SHEETS
                             (Unaudited)

                                         December 31,       June 30,
                                            1995              1995
                                         -----------      -----------
ASSETS
Current Assets:
  Cash and equivalents                   $   720,692      $ 1,044,782
  Restricted cash and equivalents             39,099           39,036
  Accounts receivable, net                   895,121          774,684
  Refundable income taxes                     29,364           29,364
  Contracts in process                       976,711          695,359
  Prepaid expenses                           196,732           63,681
                                         -----------      -----------
    Total Current Assets                   2,857,719        2,646,906
Property, plant and equipment, net         3,690,712        3,848,020
Other assets                                  58,422           58,422
                                         -----------      -----------
    Total Assets                         $ 6,606,853      $ 6,553,348
                                         ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses  $   974,404      $ 1,378,495
  Deposits on contracts in process         1,427,907        1,133,547
  Current portion of long-term debt          217,146          198,338
                                         -----------      -----------
    Total Current Liabilities              2,619,457        2,710,380
Other liabilities                            120,375          116,150
Long-term debt                             1,844,999        1,957,959
                                         -----------      -----------
    Total Liabilities                      4,584,831        4,784,489
                                         -----------      -----------
Commitments and Contingent Liabilities
Stockholders' Equity:
  Preferred Stock, no par value;
    1,500,000 shares authorized
    and unissued                                   -                -
  Common Stock, $.001 par value;
    authorized, 25,000,000 shares;
    issued 12,195,891 shares                  12,196           12,196
  Additional paid-in capital              12,013,701       12,013,701
  Accumulated deficit                    (10,003,875)     (10,257,038)
                                         -----------      -----------
    Total Stockholders' Equity             2,022,022        1,768,859
                                         -----------      -----------
    Total Liabilities and
      Stockholders' Equity               $ 6,606,853      $ 6,553,348
                                         ===========      ===========
---------------------------------------------------------------------
                   See notes to financial statements.


                 PHARMAKINETICS LABORATORIES, INC.
                     STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                   Six Months Ended
                                                     December 31,
                                                 --------------------
                                                   1995       1994
                                                 ---------  ---------
Cash flows from operating activities:
  Net earnings                                   $ 253,163  $ 487,810
  Adjustments to reconcile net earnings
   to net cash from operating activities:
   Depreciation and amortization                   191,486    146,011
   Loss of sale of equipment                         2,172          -
   Loss on sale of investments                           -    101,479
   Write-down of investments                             -     46,750
   Changes in operating assets
    and liabilities:
    Accounts receivable                           (102,437)  (241,583)
    Contracts in process                          (281,352)  (502,051)
    Prepaid expenses and other assets             (133,051)  (106,542)
    Accounts payable and accrued expenses         (395,362)   387,610
    Accrued non-recurring expenses                       -    (19,167)
    Deposit on contracts in process                294,360    227,104
    Other liabilities                                    -   (164,532)
                                                 ---------  ---------
Net cash provided (used) by operating activities  (171,021)   362,889
                                                 ---------  ---------
Cash flows from investing activities:
  Payment for purchase of property and equipment   (74,833)  (475,780)
  Proceeds from sale of equipment                   68,400          -
  Proceeds from sale of investment                       -     38,947
                                                 ---------  ---------
Net cash used by investing activities               (6,433)  (436,833)
                                                 ---------  ---------
Cash flows from financing activities:
  Payment for capital lease obligations            (52,421)         -
  Payment on long-term debt                        (94,152)  (101,127)
                                                 ---------  ---------
Net cash used by financing activities             (146,573)  (101,127)
                                                 ---------  ----------
Decrease in cash and equivalents                  (324,027)  (175,071)
Cash and equivalents, beginning of period        1,083,818  1,074,582
                                                 ---------  ---------
Cash and equivalents, end of period              $ 759,791  $ 899,511
                                                 =========  =========
Non-Cash Transactions:
  Fixed assets acquired through capital leases   $  47,917  $  26,670
  Proceeds receivable on sale of equipment       $  18,000  $       -
  Proceeds receivable on sale of investment      $       -  $   8,800

Cash Paid for Interest:                          $ 236,558  $ 109,901
----------------------------------------------------------------------
                   See notes to financial statements.

                PHARMAKINETICS LABORATORIES, INC.
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)


BASIS OF PRESENTATION

     The statements of operations for the three and six months ended December 31, 1995, and 1994, the balance sheet as of December 31, 1995, and the statements of cash flows for the six months ended December 31, 1995, and 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at December 31, 1995, and for all periods presented, have been made. The balance sheet at June 30, 1995, has been derived from the audited financial statements as of that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's fiscal 1995 Form 10-K.

     The Company operates principally in one industry segment, the testing and related research of pharmaceutical products. Contract revenue includes revenue from operations and from licensing technologies under special agreements whereby the Company receives license fees based upon the clients' actual product sales. License fee income of $119,144 and $246,910 was recorded for the three and six month periods ended December 31, 1995, respectively, compared to $148,728 and $379,775 for the same periods of the prior year. The results of operations for the periods ended December 31, 1995, are not necessarily indicative of the operating results for the full year.


ACCOUNTING STANDARD ISSUED

     During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", which is generally effective for fiscal years beginning after December 15, 1995. The Company expects to adopt the pro-forma note disclosure of the Statement.


ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from these estimates.

PART I.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     The Company's revenue of $2,106,538 and $4,828,098 for the three and six month periods ended December 31, 1995, represent decreases of 14.8% and 4.8%, respectively, compared to $2,471,110 and $5,071,736 for the same periods of the prior year. Included in the Company's revenue is license fee income of $119,144 and $246,910 for the three and six month periods ended December 31, 1995, compared to $148,728 and $379,775 for the same periods of the prior year. License fee income, based on clients' sales of approved drugs, will continue through the expiration of the license fee agreements, the first of which will expire during fiscal 1998.

     The decrease in revenue for the three and six months ended December 31, 1995, primarily resulted from a decline in the amount of license fee income the Company is receiving and from the Company's July 1995 decision to discontinue its offering of stability and dissolution services. Stability and dissolution services had represented 7.8% and 5.8% of revenues in the three and six month periods ended December 31, 1994. Operating revenues from continued lines of service decreased 6.7% and increased 3.7% for the three and six month periods ended December 31, 1995, respectively. These changes are driven primarily by the status of current contracts and estimated dates for completion.

     The Company's gross profit decreased 26.4% and 17.8% to $827,600 and $1,636,521 for the three and six month periods ended December 31, 1995, compared to $1,125,033 and $1,991,624, respectively, for the same periods of the prior year. Gross profit as a percentage of revenue decreased to 39.3% and 33.9%, for the three and six month periods ended December 31, 1995, a 6.2% and 5.4% decrease, respectively, compared to the same periods of the prior year. The decrease in gross margin primarily resulted from the Company's December 1994 reversal of $232,719 in accruals for unemployment insurance contributions assessed on study participant wages. The Company had received a favorable determination to its long standing legal action against the State of Maryland. Absent this reversal in the prior periods, gross profit as a percentage of revenue would have been 36.1% and 34.7% for the three and six month periods ended December 31, 1994. Additionally, the decline in license fee income has negatively impacted gross margin.

     General and administrative expenses decreased 8.3% and 5.5%, to $513,914 and $1,085,316, for the three and six month periods ended December 31, 1995, from $560,265 and $1,147,989 for the same periods in the prior year, respectively. The Company carefully evaluated its cost structure in the quarter ended September 30, 1995, and took actions to decrease costs on an on-going basis. In addition to eliminating the stability services group, other positions throughout the Company were eliminated in order to reduce costs. As a part of these efforts, the Company sold equipment and realized a gain of $10,376 in the current period, but a loss for the six month period ended December 31, 1995, of $2,172.

     Research and development expenses increased 112.3% and 94.0% in the three and six month periods ended December 31, 1995, compared to the same periods in the prior year. The Company has continued to invest in its research and development effort in the current periods in an effort to bring new analytical methods on-line to meet client demands.

     No provision for income taxes has been recorded. The Company has available unused operating loss and business tax credit carryforwards.


LIQUIDITY AND CAPITAL RESOURCES

     The reduction in the cash balances of the Company of $324,027 for the six months ended December 31, 1995, is primarily attributable to changes in the operating accounts of the Company. Accounts payable and accrued expenses have diminished significantly due to payments made on a current basis. On a discretionary basis, the Company has made and expects to continue to make escalated principal payments relative to its term note payable to the bank. The term note has certain financial ratio and cash flow covenants with which the Company is currently in compliance. However, no assurance can be given that the results of future operations will allow the Company to remain in compliance. At December 31, 1995, the Company had working capital of $238,262, compared to a deficiency of $63,474 at June 30, 1995. At December 31, 1995, the Company had available $720,692 in current operating cash to meet the needs of its business and $39,099 for the remaining administrative fees related to the Company's Amended Plan of Reorganization, confirmed on April 1, 1993. The Company also has available a $500,000 line of credit through its primary secured lender, which was unused as of December 31, 1995. Total Stockholders' Equity at December 31, 1995, was $2,022,022, compared to $1,768,859 at June 30, 1995. The increase is attributable to net income of $253,163.

     At December 31, 1995, the Company reported an increase in its contracts in process account which has contributed to the decrease in revenue for the quarter. Deposits on contracts in process increased 26.0% indicating an increase in contracted studies. Changes in these account balances affect the Company's backlog, which will be utilized to generate future revenue.

PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

             Exhibit 11:  Computation of Earnings per Share

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended December 31, 1995.

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               PHARMAKINETICS LABORATORIES, INC.
                               Registrant



February 14, 1996              /s/James K. Leslie
Date                           James K. Leslie
                               President and
                               Chief Executive Officer

February 14, 1996              /s/Taryn L. Kunkel
Date                           Taryn L. Kunkel
                               Vice-President and
                               Chief Financial Officer