Form 10-Q
period 1996-03-31
PHARMAKINETICS LABORATORIES INC
filed 1996-05-13
CIK 351506

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-Q
(Mark one)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ___X___  No _______

         PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ___X___ No _______

            APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 12,195,891 common shares were outstanding as of May 6, 1996.

                     PHARMAKINETICS LABORATORIES, INC.
                                FORM 10-Q

                                  INDEX



                                                                Page No.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Statements of Operations for the three
         and nine months ended March 31, 1996
         and 1995 (unaudited)                                      3

         Balance Sheets at March 31, 1996
         (unaudited) and June 30, 1995                             4

         Statements of Cash Flows for the nine
         months ended March 31, 1996 and 1995
         (unaudited)                                               5

         Notes to Financial Statements (unaudited)                 6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations             7


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                          8

         Signatures                                                9

                  PHARMAKINETICS LABORATORIES, INC.
                      STATEMENTS OF OPERATIONS
                            (Unaudited)

                            Three Months Ended       Nine Months Ended
                                 March 31,                March 31,
                          ----------------------   ----------------------
                             1996        1995         1996        1995
                          ----------  ----------   ----------  ----------
Contract revenue          $2,927,814  $2,600,672   $7,755,912  $7,672,407

Cost of contracts          2,015,301   1,817,754    5,206,879   4,897,866
                          ----------  ----------    ----------  ---------
Gross profit                 912,513     782,918    2,549,033   2,774,541

General and
  administrative expenses    609,529     507,791    1,694,845   1,655,780
Research and
  development expenses       115,487     156,377      311,766     257,573
                          ----------  ----------   ----------  ----------
Earnings from operations     187,497     118,750      542,422     861,188

Interest expense             (49,524)    (65,440)    (170,583)   (193,812)
Interest income                9,661      11,619       31,130      33,592
Gain (loss) on disposal
  of equipment                     -           -       (2,172)          -
Loss on sale
  of investments                   -           -            -    (101,479)
Write-down
  of investments                   -           -            -     (46,750)
                          ----------  ----------   ----------  ----------
Earnings
  before income taxes     $  147,634  $   64,929   $  400,797  $  552,739
Income taxes                       -        (585)           -        (585)
                          ----------  ----------   ----------  ----------
Net earnings              $  147,634  $   64,344   $  400,797  $  552,154
                          ==========  ==========   ==========  ==========
Net earnings per share    $     0.01  $     0.01   $     0.03  $     0.04
                          ==========  ==========   ==========  ==========
Weighted average
  shares outstanding      12,286,407  12,588,014   12,307,943  12,613,901
                          ==========  ==========   ==========  ==========
- -------------------------------------------------------------------------
                      See notes to financial statements.

                 PHARMAKINETICS LABORATORIES, INC.
                         BALANCE SHEETS

                                                  March 31,     June 30,
                                                    1996          1995
                                                 -----------  -----------
                                                 (unaudited)
ASSETS
Current Assets:
  Cash and equivalents                           $   964,004  $ 1,044,782
  Restricted cash and equivalents                     39,135       39,036
  Accounts receivable, net                           949,732      774,684
  Refundable income taxes                             29,364       29,364
  Contracts in process                               667,058      695,359
  Prepaid expenses                                   153,387       63,681
                                                 -----------  -----------
    Total Current Assets                           2,802,680    2,646,906
Property, plant and equipment, net                 3,951,177    3,848,020
Other assets                                          58,422       58,422
                                                 -----------  -----------
    Total Assets                                 $ 6,812,279  $ 6,553,348
                                                 ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses          $ 1,158,649  $ 1,378,495
  Deposits on contracts in process                 1,398,767    1,133,547
  Current portion of long-term debt                  229,243      198,338
                                                 -----------  -----------
    Total Current Liabilities                      2,786,659    2,710,380
Other liabilities                                    100,277      116,150
Long-term debt                                     1,755,687    1,957,959
                                                 -----------  -----------
    Total Liabilities                              4,642,623    4,784,489
                                                 -----------  -----------
Commitments and Contingent Liabilities
Stockholders' Equity:
  Preferred stock, no par value; 1,500,000
    shares authorized and unissued                         -            -
  Common stock, $.001 par value; authorized,
    25,000,000 shares; issued 12,195,891 shares       12,196       12,196
  Additional paid-in capital                      12,013,701   12,013,701
  Accumulated deficit                             (9,856,241) (10,257,038)
                                                 -----------  -----------
    Total Stockholders' Equity                     2,169,656    1,768,859
                                                 -----------  -----------
    Total Liabilities and Stockholders' Equity   $ 6,812,279  $ 6,553,348
                                                 ===========  ===========
- -------------------------------------------------------------------------
                    See notes to financial statements.

                    PHARMAKINETICS LABORATORIES, INC.
                       STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                     Nine Months Ended
                                                         March 31,
                                                  ----------------------
                                                     1996        1995
                                                  ----------  ----------
Cash flows from operating activities:
  Net earnings                                    $  400,797  $  552,154
  Adjustments to reconcile net earnings to
    net cash from operating activities:
    Depreciation and amortization                    303,313     235,066
    Loss on sale of equipment                          2,172           -
    Loss on sale of investments                            -     101,479
    Write-down of investments                              -      46,750
    Changes in operating assets and liabilities:
      Accounts receivable                           (175,048)   (472,845)
      Contracts in process                            28,301    (434,037)
      Prepaid expenses and other assets              (89,706)    (68,927)
      Accounts payable and accrued expenses         (463,912)    271,609
      Accrued non-recurring expenses                       -     (42,932)
      Deposits on contracts in process               265,220     180,074
      Other liabilities                              (15,873)    (73,599)
                                                  ----------  ----------
Net cash provided by operating activities            255,264     294,792
                                                  ----------  ----------
Cash flows from investing activities:
    Payment for purchase of property and equipment  (147,875)   (585,557)
    Proceeds from sale of equipment                   86,400           -
    Proceeds from sale of investment                       -      69,746
                                                  ----------  ----------
Net cash used by investing activities                (61,475)   (515,811)
                                                  ----------  ----------
Cash flows from financing activities:
    Payment for capital lease obligations           (103,101)     (2,223)
    Payment on long-term debt                       (171,367)   (163,626)
                                                  ----------  ----------
Net cash used by financing activities               (274,468)   (165,849)
                                                  ==========  ==========
Decrease in cash and equivalents                     (80,679)   (386,868)
Cash and equivalents, beginning of period          1,083,818   1,074,582
                                                  ----------  ----------
Cash and equivalents, end of period               $1,003,139  $  687,714
                                                  ==========  ==========
Non-cash Transactions:
    Fixed assets acquired through capital leases  $  347,167  $   26,670
Supplemental Cash Flow Information:
    Cash paid for interest                        $  305,424  $  170,784
- ---------------------------------------------------------------------------
                  See notes to financial statements.

                 PHARMAKINETICS LABORATORIES, INC.
                   NOTES TO FINANCIAL STATEMENTS
                          (Unaudited)

BASIS OF PRESENTATION

     The statements of operations for the three and nine months ended March 31, 1996, and 1995, the balance sheet as of March 31, 1996, and the statements of cash flows for the nine months ended March 31, 1996, and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996, and for all periods presented, have been made. The balance sheet at June 30, 1995, has been derived from the audited financial statements as of that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's fiscal 1995 Form 10-K.

     The Company operates principally in one industry segment, the testing and related research of pharmaceutical products. Contract revenue includes revenue from operations and from licensing technologies under special agreements whereby the Company receives license fees based upon the clients' actual product sales. License fee income of $111,036 and $357,946 was recorded for the three and nine month periods ended March 31, 1996, respectively, compared to $140,879 and $520,654 for the same periods of the prior year. The results of operations for the periods ended March 31, 1996, are not necessarily indicative of the operating results for the full year.

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

PART I.
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company's revenue of $2,927,814 and $7,755,912 for the three and nine month periods ended March 31, 1996, represent increases of 12.6% and 1.1%, respectively, compared to $2,600,672 and $7,672,407 for the same periods of the prior year. Included in the Company's revenue is license fee income of $111,036 and $357,946 for the three and nine month periods ended March 31, 1996, compared to $140,879 and $520,654 for the same periods of the prior year. License fee income, based on clients' sales of approved drugs, will continue through the expiration of the license fee agreements, the first of which will expire during fiscal 1998.

     The increase in revenue for the three and nine months ended March 31, 1996, primarily resulted from an increase in revenue from operations of 14.5% and 3.4% for the three and nine month periods ended March 31, 1996, compared to the same periods of the prior year. The Company has continued to diversify its services, add new clients and explore new markets for its services. The revenue growth reported in current periods, demonstrates continued growth in volume from period to period, despite the Company's decision, in July 1995, to discontinue its offering of stability and dissolution services.

     The Company's gross profit increased 16.6% for the three month period ended March 31, 1996 to $912,513, and decreased 8.1% in the nine month period ended March 31, 1996, to $2,549,033, compared to the same periods of the prior year. Gross profit as a percentage of revenue increased to 31.2% for the three month period ended March 31, 1996, and decreased to 32.9% for the nine month period ended March 31, 1996, compared to the same periods of the prior year, representing a 1.1% increase and a 3.3% decrease, respectively. The decrease in gross profit for the nine month period primarily resulted from the Company's December 1994 reversal of $232,719 in accruals for unemployment insurance contributions assessed on study participant wages. The Company had received a favorable determination to its long standing legal action against the State of Maryland. Absent this reversal in the prior period, gross profit as a percentage of revenue would have been 33.1% for the nine month period ended March 31, 1995, essentially equal to this year. Additionally, the decline in license fee income has negatively impacted gross profit.

     General and administrative expenses increased 20.0% and 2.4%, to $609,529 and $1,694,845, for the three and nine month periods ended March 31, 1996, from $507,791 and $1,655,780 for the same periods in the prior year, respectively. General and administrative expenses increased during the period ended March 31, 1996 due to increased compensation and related expenses associated with the growth of the Company's administrative staff and certain non-recurring business development costs.

     Research and development expenses decreased 26.1% in the three month period ended March 31, 1996, and increased 21.0% in the nine month period ended March 31, 1996, compared to the same periods in the prior year. The Company has continued to invest in its research and development effort in the current periods in an effort to bring new analytical methods on-line to meet client demands. The Company re-directed certain personnel to revenue generating activities in an effort to meet client demands in the current period.

     No provision for income taxes has been recorded. The Company has available unused operating loss and business tax credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     The reduction in the cash balances of the Company of $80,679 for the nine months ended March 31, 1996, is primarily attributable to payments for capital lease obligations and long-term debt. On a discretionary basis, the Company has made and expects to continue to make escalated principal payments relative to its term note payable to the bank. The term note has certain financial ratio and cash flow covenants with which the Company is currently in compliance. However, no assurance can be given that the results of future operations will allow the Company to remain in compliance. At March 31, 1996, the Company had working capital of $16,021, compared to a deficiency of $63,474 at June 30, 1995. At March 31, 1996, the Company had available $964,004 in current operating cash to meet the needs of its business and $39,135 for the remaining administrative fees related to the Company's Amended Plan of Reorganization, confirmed on April 1, 1993. The Company also has available a $500,000 line of credit through its primary secured lender, which was unused as of March 31, 1996. Total Stockholders' Equity at March 31, 1996, was $2,169,656, compared to $1,768,859 at June 30, 1995. The increase is attributable to net income of $400,797.

     At March 31, 1996, the Company reported an increase in deposits on contracts in process of 23.4% indicating an increase in contracted studies. Changes in this account balance and contracts in process, which decreased 4.1%, affect the Company's backlog, which will be utilized to generate future revenue.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:
             Exhibit 11:  Computation of Earnings per Share

         (b) Reports on Form 8-K
             No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       PHARMAKINETICS LABORATORIES, INC.
                                       Registrant


May 13, 1996                            /s/James K. Leslie
- ------------                           ------------------
Date                                   James K. Leslie
                                       President and
                                       Chief Executive Officer


May 13, 1996                           /s/Taryn L. Kunkel
- ------------                           ------------------
Date                                   Taryn L. Kunkel
                                       Vice-President and
                                       Chief Financial Officer