Form 10-K
period 1996-06-30
PHARMAKINETICS LABORATORIES INC
filed 1996-09-23
CIK 351506

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-K
            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended JUNE 30, 1996 Commission file number 0-11580
                          -------------                        -------
                  PHARMAKINETICS LABORATORIES, INC.
                  ---------------------------------
      (Exact Name of Registrant as Specified in its Charter)

              MARYLAND                        52-1067519
              --------                        ----------
      (State of Incorporation)    (I.R.S. Employer Identification No.)

                      302 WEST FAYETTE STREET
                     BALTIMORE, MARYLAND 21201
                     -------------------------
              (Address of Principal Executive Offices)

   Registrant's Telephone Number, Including Area Code (410) 385-4500
                                                       -------------
       Securities registered pursuant to Section 12(b) of the Act:
                                  NONE
                          (Title of each class)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a Court. Yes _X_ No ___

As of August 23, 1996, 12,195,891 shares of Common Stock of
PharmaKinetics Laboratories, Inc. were outstanding and the aggregate market value of Common Stock (based upon the average bid and asked prices as reported on the OTC Bulletin Board on that date) held by non-affiliates was $6,850,599.

Portions of the registrant's proxy statement for its 1996 annual meeting of stockholders are incorporated into Part III of this report.

PART I

ITEM 1.  BUSINESS

     PharmaKinetics Laboratories, Inc. (the "Company") is a contract research organization ("CRO") serving the pharmaceutical industry. The Company performs biopharmaceutic services including clinical evaluation and analytical chemistry services with respect to prescription and non-prescription products. Its principal markets are in the United States and Canada. New pharmaceutical products must undergo extensive testing and regulatory review to determine their relative safety and effectiveness. Companies seeking approval for these products are responsible for performing and analyzing the results of clinical and analytical tests (also referred to as studies or trials). As a result of the Company's history of serving the generic drug industry, a significant portion of its testing has involved bioavailability and bioequivalency studies of pharmaceutical products.

     In recent years, pharmaceutical companies have begun to outsource clinical and analytical research to CROs. The Company believes world-wide research being outsourced annually to CROs is approximately $2 to 3 billion. The Company believes that certain industry trends have led pharmaceutical companies to increase outsourcing of research for prescription and non-prescription products. These trends include the increased emphasis on finding new proprietary products, getting these products to market as expeditiously as possible, and the desire to contain costs.

     On May 23, 1996, the United States Bankruptcy Court in the District of Maryland approved the Company's Application for Final Decree, thus closing the bankruptcy case that commenced in 1990.

BIOPHARMACEUTICS

     Clinical Evaluation Services

     The Company offers complete services for the design, management, and performance of clinical evaluation studies - human trials on a limited scale to assess safety and to test the efficacy of pharmaceutical products. A major portion of the Company's clinical operations involve the testing of generic pharmaceutical products to determine bioavailability and bioequivalency.

     Bioavailability testing determines the rate and extent to which an active drug ingredient is absorbed from a drug product and becomes available at the site of drug action in the human body. Typically, the determination of bioavailability is performed through the collection and laboratory analysis of blood, urine or other specimens. However, for certain drug products which are not absorbed or are minimally absorbed, for example ointments and creams, the determination of bioavailability must be performed using special procedures and equipment. Drug manufacturers are required to include information obtained from human testing in detailed laboratory and clinical studies as part of applications for approval to market certain new drug products, submitted


                                   -1-
to regulatory authorities, such as the United States Food and Drug Administration ("FDA"). Bioavailability data is also used to evaluate the adequacy of proposed labeling recommendations regarding dosage and administration of a drug product, to define its profile in order to evaluate product reformulations or changes in recommended dosage strength or dosage regimens, and to evaluate and substantiate controlled release claims.

     Bioequivalency testing compares the bioavailability of similar generic and brand name drugs. The FDA has established bioequivalency requirements for certain drug products or classes of drug products which are intended to be interchangeable. As a result, bioequivalency data is required in the case of new formulations of certain drug products developed by generic pharmaceutical manufacturers for marketing upon expiration of patents on brand name drugs previously found to be safe and effective. Bioequivalency testing is also required for certain drug products in the case of new formulations or new dosage forms intended to be used by the manufacturer which obtained the original approval.

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

     Protocols for the Company's clinical studies are either written by the Company's staff or provided by the client. Once developed, a protocol is submitted for approval to the Company's Institutional Review Board, which independently evaluates and, if necessary, requests revisions of the protocol in order to safeguard the rights and welfare of the human subjects. The current Institutional Review Board consists of one affiliated (non-voting) individual and ten non-affiliated (voting) individuals, four of whom are medical doctors (one of these serving as chairman), one pharmacologist, one clergy, and four representatives of the community.

     For each clinical study the Company uses volunteer study participants. The availability of sufficient numbers of qualified and willing study participants has at times been, and could in the future be, a limitation on the Company's business.

     Each prospective participant is screened at a Company facility and examined by a physician or physician's assistant employed by the Company. Prior to the commencement of a study, the Company's Medical Director or another qualified individual meets with the study participants to explain the purpose of the study and the fact that research is involved, the procedures to be followed and the expected duration of the testing, and to provide them with other information, including a description of any foreseeable risks or discomforts deemed relevant, to enable them to make an informed decision as to whether or not they want to participate in the study. A written consent form


                                   -2-
approved by the Company's Institutional Review Board for each study, acknowledging such disclosures, is signed by each participant prior to initiation of the study.

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

     ANALYTICAL CHEMISTRY SERVICES

     Laboratory analysis determines the amount of drug present in each of the hundreds of biological specimens generated by a given study. Chemists extract the drug and metabolites (compounds into which a drug is broken down inside the body) from a specimen using a mixture of solvents or a specific extraction column. Extracted samples are then processed by the Company's analytical instrumentation, including high performance liquid chromatography, and gas chromatography interfaced with various methods of detection, including mass spectrometry. These instruments separate the drug and metabolites from any other remaining substances and have the ability to detect and quantify as little as billionths of a gram of material. This process of extraction and detection is called an assay method. Each drug requires the development of a unique assay method, the accuracy and precision of which must be documented according to current scientific standards to meet FDA requirements. The Company's research and development group develops and validates these unique assay methods.

     The results of these assays are entered into computers maintained by the Company to show the concentration of drug in the blood over time and to determine statistically whether the product being evaluated is equivalent to the already marketed product or other reference material. A detailed report on the results of the analysis is prepared by Company scientists and submitted to the client requesting the test. Following the system used by the FDA for granting approval to market new drug products, the pharmaceutical manufacturer may use the report to support either a New Drug Application ("NDA") or, in the case of generic drugs, an Abbreviated New Drug Application ("ANDA"). In the event that the study shows any inequivalencies, it may provide the basis for additional development work and further bioequivalence studies or the manufacturer may discontinue its NDA or ANDA application.

     Through July 31, 1995, the Company also offered a complete range of stability services for finished dosage form pharmaceuticals. The services were discontinued because they did not fit strategically with the Company's base business.



                                   -3-

LIABILITY EXPOSURE

     The Company itself does not maintain professional malpractice insurance related to its testing procedures as its medical personnel are required to carry such insurance, and the Company is not a provider of medical care and related services. The Company maintains a general liability policy which provides coverage with a limit of $1,000,000 for each occurrence, an umbrella liability policy which has a limit of $5,000,000 for each occurrence, and a workmen's compensation liability policy which provides coverage of $1,000,000.

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

GOVERNMENT REGULATION

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

     The Company is subject to regulation and inspection by the Baltimore City Health Department (for the Maryland State Department of Health and Mental Hygiene), the Center for Disease Control of the United States Department of Health and Human Services and other state and local agencies where the Company's facility is located. The Company has not experienced any significant problems to date in complying with the applicable requirements of such agencies and does not believe that any existing or proposed regulations will require material capital


                                   -4-
expenditures or changes in its method of operation. Management believes that the Company is acting in accordance with all applicable federal, state and local laws.

COMPETITION

     The Company competes primarily against other CROs and pharmaceutical companies' own in-house research departments. The CRO industry is highly fragmented, with approximately twenty "full service" CROs and many small specialty providers. In recent years, several large full service CROs have emerged some of which have substantially greater capital and other resources, are better known and have more experienced personnel than the Company. The recent trend towards industry consolidation is likely to result in heightened competition among the larger CROs. The Company competes in a specialty niche segment of the overall market where total size and "full service" are less important competitive factors than in the overall CRO industry. Clients choose to use the Company, or a direct competitor, on the basis of reputation for quality of the service provided, the ability to schedule the specific study in a time frame which meets the client's needs, scientific and technical capability and the price of the services performed. The Company believes it competes favorably in these areas.

CUSTOMERS

     For the year ended June 30, 1996, one customer contributed in excess of 10% of contract revenue, accounting for 27% of contract revenue. For the year ended June 30, 1995, one customer contributed in excess of 10% of contract revenue, accounting for 11% of contract revenue. For the year ended June 30, 1994, two customers each contributed in excess of 10% of contract revenue, which in aggregate accounted for 41% of contract revenue.

     The nature of the Company's services and recurring business with major clients contributes to having several clients whose business accounts for ten percent or more in a fiscal year. From year to year, the specific clients may change.

     While an individual client may represent a significant percent of revenues, these revenues are the result of the sum of a number of different contracts during the year. While the complete loss of a significant client could have a material adverse effect on the Company, the termination or loss of any one contract would typically not have a material adverse effect.

EXPORT SALES

     The Company conducts studies for a number of companies outside of the United States, primarily in Canada and Europe, in addition to many domestic companies. This work is billed and paid in U.S. dollars, so there is no currency exchange risk to the Company. The Company has recognized revenue of $3,301,000, $2,208,000 and $2,327,000, for the



                                   -5-
periods ended June 30, 1996, 1995 and 1994, respectively, from its clients outside of the United States.

BACKLOG

     The Company maintains a backlog of its business, representing studies underway in-house, for which revenue has not yet been recognized, and studies that have been awarded to the Company by its various clients but have yet to begin. At June 30, 1996, the backlog was approximately $4.0 million. At June 30, 1995, the Company's backlog was approximately $4.6 million. The Company expects to recognize revenue from studies represented in the June 30, 1996 backlog during fiscal 1997.

EMPLOYEES

     At July 31, 1996, the Company had 105 full-time employees and 61 part-time employees, including 5 physicians and 12 scientists with advanced degrees. The Company does not have collective bargaining agreements with any of its employees and considers its employee relations to be satisfactory.

EXECUTIVE OFFICERS

                        Position with the Company    Employed Officer
Name                Age and principal occupation      Since    Since
- ----                --- ------------------------      -----    -----
Christopher H.
 Hendy, Ph.D.        36 Vice President Clinical        1993     1993
                        Evaluation Services since       (5)
                        December 1993; Director of
                        Clinical Research of ICON
                        Clinical Research from
                        February 1993 to December
                        1993; Managing Director of
                        Harris Labs Ltd from April
                        1991 to February 1993; and
                        Manager of European Project
                        Management of Otsuka
                        Pharmaceutical Co., Ltd from
                        April 1988 to April 1991.

V. Brewster Jones    51 President and Chief Executive  1990     1990
                        Officer from October 1990 to    (1)
                        July 1995; Chief Operating
                        Officer of PharmaKinetics'
                        United States businesses from
                        June 1990 to October 1990;
                        Founder/Director, President
                        and Chief Operating Officer of
                        The Compucare Company, Reston,
                        Virginia, a computer technology
                        services company in the


                                   -6-

                        Position with the Company    Employed Officer
Name                Age and principal occupation      Since    Since
- ----                --- ------------------------      -----    -----

V. Brewster Jones       healthcare industry; and
   (continued)          Division President of Baxter
                        Healthcare Corporation from
                        June 1985 to December 1987.

Taryn L. Kunkel      35 Vice President, Chief          1990     1991
                        Financial Officer and
                        Treasurer since February 1991;
                        Controller from November 1990
                        to February 1991; and Director
                        of Financial Analysis from
                        July 1990 to November 1990.

Elizabeth A.
 Lane, Ph.D.         51 Vice President                 1988     1992
                        Biopharmaceutics and Regulatory
                        Affairs since May 1992;
                        Director of Pharmacokinetics
                        and Regulatory Affairs from
                        September 1988 to May 1992.

James K. Leslie      51 President and Chief Executive  1995     1995
                        Officer since July 1995;        (1)
                        Executive Vice President and
                        Chief Operating Officer since
                        June 1995;  President and Chief
                        Executive Officer of BioFin, a
                        start up biotechnology company
                        from July 1993 to June 1995;
                        President and Chief Executive
                        Officer of SICPA Industries of
                        America from 1991 to 1992; and
                        President and Chief Operating
                        Officer of Ecogen, Inc. from
                        1988 - 1990.

Roger H.
 Meacham, Jr. Ph.D.  54 Vice President Analytical      1995     1995
                        Laboratory Services since       (2)
                        July 1995; Director of the
                        Pharmaceutical Chemistry
                        Division of Hazleton
                        Laboratories, a CRO
                        specializing in drug
                        development, from 1992 to
                        1995; and Director of Drug
                        Disposition at Rhone-Poulenc
                        Rorer from 1985 to 1992.


                                   -7-

                        Position with the Company    Employed Officer
Name                Age and principal occupation      Since    Since
- ----                --- ------------------------      -----    -----
Leon
 Shargel, Ph.D.      54 Vice President since March     1995     1995
                        1995; Director of               (3)
                        Biochemistry and
                        Pharmacokinetics at Forest
                        Laboratories, a pharmaceutical
                        manufacturer, from 1993 to
                        1994; and Director of
                        Pharmacokinetics at Chelsea
                        Laboratories from 1991 to 1993.

James M.
 Wilkinson II, Ph.D. 44 Vice President Analytical      1996     1996
                        Laboratory Services since       (4)
                        July 1996;  Associate
                        Director, Pharmaco
                        International, Inc.
                        Analytical Laboratory
                        Division from December 1992
                        to June 1996.

(1) Mr. Jones resigned from the Company effective July 1995. Mr. Leslie was promoted to the position of President and Chief
     Executive Officer as of that date.
(2) Dr. Meacham joined the Company in July 1995. His employment with the Company ended in December 1995.
(3)  Dr. Shargel's employment with the Company ended in October 1995.
(4)  Dr. Wilkinson joined the Company on July 1, 1996.
(5)  Dr. Hendy resigned his position with the Company effective
     September 27, 1996.


ITEM 2.  PROPERTIES

     The Company is headquartered in a seven-story building located in Baltimore, Maryland. The building has a consolidated analytical chemistry laboratory, a controlled live-in clinical facility with a 120-bed capacity, and corporate-wide information and data management systems. The facility is comprised of approximately 142,000 gross square feet. The Company has available 25,000 gross square feet of unfinished space within the facility to meet its potential expansion needs.

     Substantially all of the Company's assets, including its facility, collateralize the Company's borrowing agreements with NationsBank, N.A. (see Note E to the Financial Statements).

     See Note C to the Financial Statements for additional information regarding the Company's property, plant and equipment.



                                   -8-

ITEM 3.  LEGAL PROCEEDINGS

     (a) Reorganization Proceedings under Chapter 11 of the
         Bankruptcy Code

     On November 19, 1990, PharmaKinetics Laboratories, Inc. filed a voluntary petition (Case No. 90-5-5020-JS) in the United States Bankruptcy Court in the District of Maryland seeking to reorganize under Chapter 11 of the Federal Bankruptcy Code. The Company confirmed its Amended Plan of Reorganization (the "Plan") on April 1, 1993. The Plan became effective May 10, 1993. The Company received an order approving its Application for Final Decree on May 23, 1996. Therefore, the bankruptcy case is closed.

     (b) Other Legal Proceedings

     On October 12, 1992, the Company was notified that it had been named as a contributor of hazardous waste at the Aqua-Tech Environmental, Inc. site, located in Greer, South Carolina, by the United States Environmental Protection Agency (the "EPA"). In September 1995, the Company entered into a final Removal Action Allocation and a DeMinimus Settlement and Indemnification Agreement. The Agreement enabled each identified generator to end its liability for all transaction costs and clean-up costs, including Removal Action Costs, the cost of the remedial investigation/feasibility study, and the cost of the final remedy at the Site. The Agreement also covers claims for costs by governmental agencies, including EPA and South Carolina Department of Health and Environmental Control. On September 12, 1995, the Company remitted the requested $3,000 to satisfy the final buy-out option for clean-up costs at this site.

     In June 1996, the Company paid the final installment of a fine imposed under a plea agreement with the United States Attorney's Office of the District Court of Maryland and the Office of Consumer Litigation of the Department of Justice, resulting from a 1990 federal grand jury investigation of the generic drug industry, in which the Company and its Chief Scientific Officer were named as targets (see Note E to the Financial Statements).


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                              NONE


                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The Company's Common Stock is currently traded in the over-the-counter market and is quoted on the OTC Bulletin Board (OTCBB:
PKLB).


                                   -9-

     The following table sets forth the high and low bid prices of the Common Stock for the fiscal periods indicated and as reported through the OTC Bulletin Board.
                            Year Ended                  Year Ended
                           June 30, 1996               June 30, 1995
                           -------------               -------------
Quarter                    High      Low               High      Low
- -------                    ----      ---               ----      ---
First                    $ 9/16    $ 11/32           $  3/4    $ 5/16
Second                    15/32       1/4              11/16     7/32
Third                      7/16      11/32              9/16     1/4
Fourth                     1/2       11/32              7/16     1/8

     Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     The approximate number of shareholders of record at August 23, 1996, was 1,160.

     The Company has not declared a dividend on its Common Stock since its inception and has no intention of doing so in the foreseeable future. Notwithstanding the Company's dividend policy, the Company's borrowing agreement with its primary lender restricts the Company from declaring or paying a dividend if such dividend would cause the Company to default under any of the covenants contained in the borrowing agreement.


ITEM 6:  SELECTED FINANCIAL DATA

                                                 Years ended June 30,
                            -----------------------------------------------------------
                                1996         1995       1994        1993       1992
                            ----------- ----------- ----------- ----------- -----------
Revenues                    $10,962,160 $ 9,893,762 $ 8,847,674 $ 8,718,246 $12,811,911

Earnings (loss):
 Before extraordinary item     $778,895    $127,827    $204,851   $(197,947)$ 3,543,745
 Extraordinary item                   -           -           -   $ 107,016           -
Net earnings (loss)            $778,895    $127,827    $204,851   $ (90,931)$ 3,543,745

Earnings (loss) per share:
 Before extraordinary item       $ 0.06      $ 0.01      $ 0.02      $(0.02)     $ 0.32
 Extraordinary item                   -           -           -        0.01           -
Net earnings (loss) per share    $ 0.06      $ 0.01      $ 0.02      $(0.01)     $ 0.32
Weighted average
 shares outstanding          12,319,646  12,598,102  12,780,687  10,719,615  10,984,253

Total assets                $ 6,622,959 $ 6,553,348 $ 6,163,128 $ 6,198,151 $ 9,580,388

Working capital (deficiency)$   411,498 $   (63,474)$   262,632 $   831,114 $ 3,235,788

Long-term liabilities       $ 1,784,876 $ 2,074,109 $ 2,437,373 $ 2,866,072 $ 7,296,205
Stockholders' equity
 (deficiency in assets)     $ 2,547,754 $ 1,768,859 $ 1,540,669 $ 1,364,898 $  (198,858)
                                   -10-



- -------------------------------------------------------------------------
Notes to Selected Financial Data:
     The Company has not declared a dividend on common stock since inception.

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

     Fiscal year 1992 included contract revenue for the Company's German subsidiary, which was sold effective March 31, 1992.

     During the fiscal year ended June 30, 1993, the Company recorded
$68,000 for expenses associated with the reorganization of the Company under the Bankruptcy Code and debt forgiveness of $107,016, which was recorded as an extraordinary item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     PharmaKinetics Laboratories, Inc. ("the Company") is a leading contract research organization ("CRO") providing drug development services to pharmaceutical firms. As of June 30, 1996, the operations of the Company consisted of biopharmaceutic services, including design, development and implementation of the clinical protocol, management and analysis of laboratory and statistical data, compilation of reports and consultation on regulatory affairs. The nature of the Company's services and recurring business with major clients contributes to having several clients whose business accounts for 10% or more in a fiscal year. From year to year, the specific clients may change. Since the Company's inception in 1976, the Company has assisted pharmaceutical clients with over 1,000 submissions for approval to the United States Food and Drug Administration ("FDA"), as well as submissions to the Canadian Health Protection Branch ("HPB").


RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, items in the Statements of Operations as percentages of total revenues and the increase (decrease) by each item as a percentage of the amount for the previous period:


                                   -11-

                        Percentage of           Period to Period
                       Total Revenues                Change
                       --------------          -------------------
                                                1996   1995   1994
                      Years ended June 30,          Compared to
                      1996    1995    1994      1995   1994   1993
                     ------  ------  ------    ------ ------ ------
Contract revenue      95.5%   93.5%   89.9%     13.2%  16.3%  (0.3)%
License fee            4.5     6.5    10.1     (23.8) (27.7)  21.0
                     -----   -----   -----     -----  -----  -----
Total                100.0   100.0   100.0      10.8   11.8    1.5

Cost of contracts     66.5    68.9    67.9       7.0   13.4   (0.5)
                     -----   -----   -----     -----  -----  -----
Gross margin          33.5    31.1    32.1      19.2    8.4    5.9

Research
 and development       3.6     4.2     2.5      (5.5)  92.8  175.5
General
 and administrative   20.9    22.2    25.0       4.3   (0.7)   9.2
                     -----   -----   -----     -----  -----  -----
Operating income       9.0     4.7     4.6     112.7   12.6  (28.9)

Interest expense      (2.0)   (2.6)   (3.0)    (13.2)  (3.2)   5.7
Interest income        0.4     0.4     0.6      (3.5) (23.3) 188.3
Loss on disposal
 of equipment         (0.2)      -       -         -      -      -
Loss on sale
 of investments          -    (1.0)      -    (100.0) 100.0      -
Write-down
 of investments          -    (0.5)      -    (100.0) 100.0 (100.0)
                     -----   -----   -----     -----  -----  -----
Earnings before
 income taxes          7.1     1.0     2.2     690.9  (50.4) 187.2
Reorganization item      -       -       -         -      - (100.0)
                     -----   -----   -----     -----  -----  -----
Earnings before taxes  7.1     1.0     2.2     690.9  (50.4) 195.1
Income taxes             -    (0.3)   (0.1)    115.4 (475.6)  58.8
Extraordinary item       -       -       -         -      - (100.0)
                     -----   -----   -----     -----  -----  -----
Net earnings           7.1%    1.3%    2.3%    509.3% (37.6)%325.3%
                     =====   =====   =====     =====  =====  =====

1996 COMPARED TO 1995

     Total revenue increased 10.8% from $9.9 million in fiscal 1995 to $11.0 million in fiscal 1996. The increase was primarily attributable to the Company's increased marketing efforts and timely completion of several studies in the fourth quarter of fiscal 1996. During fiscal 1996, the Company continued to expand its client list, diversify its services and perform multiple studies for several of its clients. Contract revenue increased 13.2% for fiscal 1996, compared to fiscal


                                   -12-

1995. Revenue growth in the current fiscal year demonstrates continued growth in volume, despite the Company's decision in July 1995 to discontinue its offering of Stability and Dissolution services.

     License fee income of $493,000 was recorded in fiscal 1996, compared to $647,000 in fiscal 1995. License fee income, based on clients' sales of approved drugs, will continue through the expiration of the two current license fee agreements, the first of which will expire during fiscal 1998 and the second of which will expire in fiscal 2000. In addition, the Company has a license fee agreement with another of its clients which recently received approval from the FDA to manufacture and market Sucralfate Tablets. The client expects to commence shipments after the completion of validation studies. Once marketing is begun, the Company expects to receive payments for a minimum of eight years from the date of approval. No assurance can be given of the time when such payments will begin or the amount of such payments.

     The Company's gross margin increased 19.2% from $3.1 million in fiscal 1995 to $3.7 million in fiscal 1996. As a percentage of revenue, the Company's gross margin increased from 31.1% in fiscal 1995 to 33.5% in fiscal 1996, on a 10.8% increase in total revenue. The increase in gross margin, despite a significant reduction in license fee income, is attributed to increased productivity, timely completion of studies and increased study shipments, particularly in the fourth quarter. Fiscal 1995 also reflected a reversal of $232,719 in accrued expenses for unemployment insurance assessments on study participant compensation. Absent this reversal in fiscal 1995, gross profit as a percentage of revenue would have been 28.8%.

     General and administrative expenses totalled $2.3 million for fiscal 1996, compared to $2.2 million in fiscal 1995, representing a 4.3% increase. As a percentage of revenue, general and administrative expenses were 20.9% in fiscal 1996 and 22.2% in fiscal 1995. General and administrative expenses increased due to the increased compensation and related expenses associated with the growth of the Company's administrative staff and certain non-recurring business development costs.

     Research and development expenses decreased 5.5% from $420,000 in fiscal 1995 to $397,000 in fiscal 1996. The Company has continued to invest in its research and development effort in 1996 in an effort to bring new analytical methods on-line to meet client demands. The Company re-directed certain personnel to revenue generating activities throughout the year in an effort to meet client demands.

     Interest expense decreased 13.2% from $257,000 in fiscal 1995 to $223,000 in fiscal 1996. The decrease is primarily attributable to decreases in the Company's interest bearing obligations. In addition, the rate of interest on the Company's long-term debt has been favorably impacted by reductions in the prime rate of interest of NationsBank, N.A., 8.25% at June 30, 1996, compared to 9.00% at June 30, 1995. The
Company has also made and expects to continue to make accelerated principal payments relative to its term note payable to the Bank.


                                   -13-

     During fiscal year 1996, the Company sold idle equipment from its Stability and Dissolution services group. The sale of the equipment generated proceeds of $71,400 and a net loss of $17,172.

     Income tax expense of $4,400 was recorded in fiscal 1996. The tax arises from the impact of the Alternative Minimum Tax. At June 30, 1996, the Company had tax loss carryforwards of approximately $3,885,000, expiring in 2006 through 2009, and general business credits of approximately $1,432,500, expiring during the period 1999 through 2009.


1995 COMPARED TO 1994

     Total revenue increased 11.8% from $8.8 million in fiscal 1994 to $9.9 million in fiscal 1995. The increase was primarily attributable to the Company's increased marketing efforts, which produced an increase in the overall volume of business for the fiscal year. During fiscal 1995, the Company diversified its services, added new clients and successfully penetrated new markets for its services. Contract revenue increased 16.3% for fiscal 1995, compared to fiscal 1994. License fee income of $647,000 was recorded in fiscal 1995, compared to $896,000 in fiscal 1994. The Company continued to receive income pursuant to license fee agreements that it has with two of its clients based on sales of their drug products.

     The Company's gross margin increased 8.4% from $2.8 million in fiscal 1994 to $3.1 million in fiscal 1995. As a percentage of revenue, the Company's gross margin decreased from 32.1% in fiscal 1994 to 31.1% in fiscal 1995, on an 11.8% increase in overall revenue. The decrease in gross margin primarily resulted from fourth quarter production inefficiencies, particularly in the laboratory, causing increases in costs and delays in shipments. In addition, an inability to resolve a major technical problem in the laboratory resulted in a failure to complete two studies and resulted in non-recovery of substantial investments in research and development. The increase in expense associated with these difficulties was partially offset by the Company's December reversal of $232,719 in accrued expenses for unemployment insurance assessments on study participant compensation during the period January 1, 1991 through September 30, 1994. In December 1994, the Company received a favorable ruling from Maryland's Board of Appeals that study participants utilized by the Company are not subject to unemployment insurance. The on-going impact of this ruling has been and will continue to be reduced unemployment costs for the Company. Absent this reversal in fiscal 1995, gross profit as a percentage of revenue would have been 28.8%.

     General and administrative expenses totalled $2.2 million for fiscal 1994 and fiscal 1995. As a percentage of revenue, general and administrative expenses were 22.2% in fiscal 1995 compared to 25.0% in fiscal 1994.

     The Company increased its research and development spending by 92.8% from $218,000 in fiscal 1994 to $420,000 in fiscal 1995. Of the amount


                                   -14-
invested in the Company's research and development efforts for fiscal 1995, approximately $145,000 was expended in an unsuccessful effort to develop a new assay for one of the Company's major clients. The Company implemented procedures to minimize the likelihood that a similar assay development problem will recur.

     Interest expense decreased 3.2% from $266,000 in fiscal 1994 to $257,000 in fiscal 1995. The decrease is primarily attributable to decreases in the Company's interest bearing obligations. In addition, the Company negotiated improved terms with NationsBank, N.A. in May 1995, reducing the rate of interest on its term note payable to the Bank from the Bank's prime rate plus 2% to the Bank's prime rate plus 1/2%.

     The benefit from income taxes of $29,000 was recorded in fiscal 1995 to reflect a reduction in the Company's tax liability. At June 30, 1995, the Company had tax loss carryforwards of approximately $4,511,000, expiring in 2006 through 2009, and general business credits of approximately $1,404,000, expiring during the period 1999 through 2009.


LIQUIDITY AND CAPITAL RESOURCES

     On June 30, 1996, the Company had cash and equivalents of $990,000 compared to $1,084,000 at June 30, 1995. The decrease in cash is the result of contractual and discretionary payments on long-term debt and capital lease obligations and the purchase of equipment for utilization in the Company's operating units, offset by cash generated by operating activities. The Company invested $512,000 in capital equipment purchases, $165,000 of which was paid in cash with the remaining $347,000 financed through capital leases. The capital leases have terms expiring through fiscal 1999. The Company made payments of $304,000 on its long-term debt obligations during fiscal 1996. On a discretionary basis, the Company has made and expects to continue to make escalated principal payments relative to its term note payable to NationsBank, N.A.

     The Company's primary source of funds is cash flow from operations. The Company also has available a $500,000 line of credit from NationsBank, N.A. which has not been drawn upon.

     As of June 30, 1996, the Company's stockholders' equity totalled $2,548,000 compared to $1,769,000 at June 30, 1995. The Company had working capital of $411,000 at June 30, 1996, compared to a deficiency in working capital of $63,000 at June 30, 1995. The increase in working capital reflects the increase in accounts receivable generated by accelerated study completion in the quarter ended June 30, 1996.

     The Company is currently seeking financing for a state-of-the-art laboratory instrument to be delivered to the Company in the first quarter of fiscal 1997. The amount to be financed totals $410,000.






                                   -15-

                  REPORT OF INDEPENDENT ACCOUNTANTS
                               -----


To the Directors and Stockholders of
  PharmaKinetics Laboratories, Inc.


     We have audited the financial statements and financial statement schedule of PharmaKinetics Laboratories, Inc. listed in the index on page 28 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PharmaKinetics Laboratories, Inc. as of June 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                           COOPERS AND LYBRAND L.L.P.



Baltimore, Maryland
August 14, 1996



                                   -16-

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   PHARMAKINETICS LABORATORIES, INC.
                       STATEMENTS OF OPERATIONS

                                         Years ended June 30,
                              -----------------------------------------
                                 1996            1995          1994
                              -----------    -----------    -----------
Revenues                      $10,962,160    $ 9,893,762    $ 8,847,674

Cost of contracts               7,289,138      6,813,576      6,006,185
                              -----------    -----------    -----------

  Gross profit                  3,673,022      3,080,186      2,841,489

General and
  administrative expenses       2,293,504      2,198,050      2,213,188
Research and
  development expenses            396,741        420,049        217,861
                              -----------    -----------    -----------

  Earnings from operations        982,777        462,087        410,440

Interest expense                 (223,028)      (257,018)      (265,591)
Interest income                    40,748         42,207         55,002
Loss on sale of equipment         (17,172)             -              -
Loss on sale of investments             -       (101,479)             -
Write-down of investments               -        (46,750)             -
                              -----------    -----------    -----------
  Earnings
    before income taxes           783,325         99,047        199,851

Provision for
  (benefit of) income taxes         4,430        (28,780)        (5,000)
                              -----------    -----------    -----------

  Net earnings                $   778,895    $   127,827    $   204,851
                              ===========    ===========    ===========

Net earnings per share            $  0.06        $  0.01        $  0.02
                              ===========    ===========    ===========

Weighted average
  shares outstanding           12,319,646     12,598,102     12,780,687
                              ===========    ===========    ===========



- ------------------------------------------------------------------------
See notes to financial statements.


                                   -17-

                  PHARMAKINETICS LABORATORIES, INC.
                          BALANCE SHEETS
                                                       June 30,
                                              -------------------------
                                                  1996          1995
                                              -----------   -----------
ASSETS
Current Assets:
  Cash and equivalents                        $   955,526   $ 1,044,782
  Restricted cash and equivalents                  34,875        39,036
  Accounts receivable                           1,248,293       774,684
  Refundable income taxes                               -        29,364
  Contracts in process                            336,930       695,359
  Prepaid expenses                                126,203        63,681
                                              -----------   -----------
     Total Current Assets                       2,701,827     2,646,906

Property, plant and equipment, net              3,862,710     3,848,020
Other assets                                       58,422        58,422
                                              -----------   -----------
     Total Assets                             $ 6,622,959   $ 6,553,348
                                              ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses       $ 1,213,403   $ 1,378,495
  Deposits on contracts in process                933,310     1,133,547
  Current portion of long-term debt               143,616       198,338
                                              -----------   -----------
     Total Current Liabilities                  2,290,329     2,710,380

Other liabilities                                  76,459       116,150
Long-term debt                                  1,708,417     1,957,959
                                              -----------   -----------
     Total Liabilities                          4,075,205     4,784,489
                                              -----------   -----------
Commitments and Contingent Liabilities
Stockholders' Equity:
  Preferred stock, no par value; 1,500,000
     shares authorized and unissued                     -             -
  Common stock, $.001 par value; authorized
     25,000,000 shares; issued and
     outstanding, 12,195,891 shares                12,196        12,196
  Additional paid-in capital                   12,013,701    12,013,701
  Accumulated deficit                          (9,478,143)  (10,257,038)
                                              -----------   -----------
     Total Stockholders' Equity                 2,547,754     1,768,859
                                              -----------   -----------
     Total Liabilities
       and Stockholders' Equity               $ 6,622,959   $ 6,553,348
                                              ===========   ===========
- -----------------------------------------------------------------------
See notes to financial statements.

                                   -18-

                      PHARMAKINETICS LABORATORIES, INC.
                      STATEMENTS OF STOCKHOLDERS' EQUITY

                                          Years ended June 30,
                                  -------------------------------------
                                     1996         1995         1994
                                  -----------  -----------  -----------
COMMON STOCK
Balance, beginning of year        $    12,196  $    12,396  $    12,316
Stock cancelled                             -         (200)           -
Exercise of stock options                   -            -           80
                                  -----------  -----------  -----------
Balance, end of year                   12,196       12,196       12,396
                                  -----------  -----------  -----------
(Shares outstanding: 12,195,891,
12,195,891 and 12,395,891, at
June 30, 1996, 1995 and 1994,
respectively).

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year         12,013,701   12,113,501   12,043,581
Stock subscription cancelled                -      (99,800)           -
Exercise of stock options                   -            -       69,920
                                  -----------  -----------  -----------
Balance, end of year               12,013,701   12,013,701   12,113,501
                                  -----------  -----------  -----------

ACCUMULATED DEFICIT
Balance, beginning of year        (10,257,038) (10,384,865) (10,589,716)
Net earnings                          778,895      127,827      204,851
                                  -----------  -----------  -----------
Balance, end of year               (9,478,143) (10,257,038) (10,384,865)
                                  -----------  -----------  -----------

NOTE RECEIVABLE ON
  COMMON STOCK SUBSCRIBED
Balance, beginning of year                  -     (101,283)    (101,283)
Note cancelled                              -      100,000            -
Interest accrued                            -       (6,000)      (6,000)
Interest paid                               -        6,000        6,000
Interest received                           -        1,283            -
                                  -----------  -----------  -----------
Balance, end of year                        -            -     (101,283)
                                  -----------  -----------  -----------

INVESTMENT VALUATION ALLOWANCE              -            -      (99,080)
                                  -----------  -----------  -----------

TOTAL STOCKHOLDERS' EQUITY        $ 2,547,754  $ 1,768,859  $ 1,540,669
                                  ===========  ===========  ===========
- ------------------------------------------------------------------------
See notes to financial statements.

                                   -19-

                       PHARMAKINETICS LABORATORIES, INC.
                          STATEMENTS OF CASH FLOWS
                                                Years ended June 30,
                                          --------------------------------
                                             1996       1995       1994
                                          ---------- ---------- ----------
Cash flows from operating activities:
  Net Earnings                            $  778,895 $  127,827 $  204,851
Adjustments to reconcile net earnings
 to net cash from operating activities:
  Depreciation and amortization              405,703    312,875    188,437
  Recovery of doubtful accounts                    -     (9,450)   (27,262)
  (Gain)loss on sale of equipment             17,172     (1,315)         -
  Loss on disposal of equipment                2,676          -          -
  Loss on sale of investments                      -    101,479          -
  Write-down of investments                        -     46,750          -
Changes in operating assets and liabilities:
  Accounts receivable                       (473,609)    40,628   (105,939)
  Contracts in process                       358,429   (176,390)    (7,652)
  Prepaid expenses                           (62,522)   (14,093)    32,887
  Refundable income taxes                     29,364    (29,364)         -
  Other assets                                     -          -     (3,650)
  Accounts payable and accrued expenses     (327,781)    61,935   (109,097)
  Deposits on contracts in process          (200,237)   378,372    372,640
  Other liabilities                                -   (204,729)  (229,061)
                                          ---------- ---------- ----------
Net cash provided by operating activities    528,090    634,525    316,154
                                          ---------- ---------- ----------
Cash flows from investing activities:
 Payment for purchases
  of property and equipment                 (164,474)  (410,885)  (599,421)
 Proceeds from sale of equipment              71,400      4,300          -
 Proceeds from sale of investments                 -     69,747          -
                                          ---------- ---------- ----------
Net cash used by investing activities        (93,074)  (336,838)  (599,421)
                                          ---------- ---------- ----------
Cash flows from financing activities:
 Payment on long-term debt                  (304,264)  (273,153)  (245,276)
 Payment for capital lease obligations      (224,169)   (15,298)         -
 Proceeds from exercise of stock options           -          -     70,000
                                          ---------- ---------- ----------
Net cash used by financing activities       (528,433)  (288,451)  (175,276)
                                          ---------- ---------- ----------
Increase(decrease)in cash and equivalents    (93,417)     9,236   (458,543)
Cash and equivalents, beginning of year    1,083,818  1,074,582  1,533,125
                                          ---------- ---------- ----------
Cash and equivalents, end of year         $  990,401 $1,083,818 $1,074,582
                                          ========== ========== ==========
Supplemental Schedule of Non-Cash Transactions
 Fixed assets acquired
   through capital leases                 $  347,167 $  214,903          -
 Investment valuation allowance                    -          - $   99,080
- --------------------------------------------------------------------------
See notes to financial statements.

                                   -20-

                     PHARMAKINETICS LABORATORIES, INC.
                       NOTES TO FINANCIAL STATEMENTS


A.  ORGANIZATION AND BASIS OF PRESENTATION

     PharmaKinetics Laboratories, Inc. (the "Company") is a contract research organization serving the pharmaceutical industry. The Company performs biopharmaceutic services including clinical evaluation and analytical chemistry services with respect to prescription and non-prescription products. Its principal markets are in the United States and Canada.

     The Company operates principally in one industry segment, the testing and related research of pharmaceutical products. Revenues include contract revenue and revenue from licensing technologies under special agreements whereby the Company receives license fees based upon the clients' actual product sales. At June 30, 1996, the Company has two license fee agreements from which the Company is receiving license fee income. Based upon actual client sales, license fee income of $493,076, $647,308, and $895,656 was recorded during fiscal years ended June 30, 1996, 1995, and 1994, respectively. License fee income, based on clients' sales of approved drugs, will continue through the expiration of the license fee agreements, the first of which will expire during fiscal 1998.


B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION
     Revenues associated with testing services, which are short-term in duration, are earned and recognized upon completion of all required clinical and laboratory analysis. Projected losses on contracts are provided for in their entirety when known.

     Operating revenue attributable to the performance of long-term testing is recorded by contract by determining the status of work performed to date in relation to total services to be provided. Revenues under fixed-rate contracts include a proration of the earnings expected to be realized on the contract based upon the ratio of costs incurred to estimated total costs.

     For the year ended June 30, 1996, one customer contributed in excess of 10% of contract revenue, accounting for 27% of contract revenue. For the year ended June 30, 1995, one customer contributed in excess of 10% of contract revenue, accounting for 11% of contract revenue. For the year ended June 30, 1994, two customers each contributed in excess of 10% of contract revenue, which in aggregate accounted for 41% of contract revenue. As of June 30, 1996, three customers accounted for approximately 53% of accounts receivable.

CONTRACTS IN PROCESS AND DEPOSITS ON CONTRACTS
     Contracts in process include direct and indirect costs related to contract performance. Deposits on contracts represent interim payments.



                                   -21-

Upon completion of contracts, the customer is billed for the total contract amount less any deposits or interim payments.

EARNINGS PER SHARE
     Earnings per share is determined by dividing net earnings by the weighted average number of common stock and common stock equivalent shares outstanding. Outstanding stock options granted under the Company's stock option plans and other grants outside of the Company's plans are considered common stock equivalents for the purpose of earnings per share data.

CASH AND EQUIVALENTS
     Cash equivalents consist of highly liquid investments with an original maturity of ninety days or less.

     Restricted cash at June 30, 1996, and 1995, of $34,875 and $39,036, respectively, represents amounts held in escrow for payment of post-confirmation administrative claims.

CONCENTRATION OF CREDIT RISK
     The Company is subject to credit risk related to cash balances with financial institutions in excess of insured amounts. The risk is mitigated by the fact that, at the close of each business day, excess funds in the Company's operating accounts are placed in an overnight investment account which is collateralized by government securities held by the financial institution.

PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment are stated at cost or net realizable value. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.

INCOME TAXES
     The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying currently enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

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

NEW ACCOUNTING STANDARDS
     Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", establishes accounting and reporting standards for stock based employee compensation plans. As permitted by the



                                   -22-
standard, the Company expects to continue to account for such arrangements under APB Opinion No. 25. Accordingly, adoption of the standard in fiscal 1997 will not affect the Company's results of operations or financial position.

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets and Assets to be Disposed of", which is to be adopted by the Company for its fiscal year beginning July 1, 1996, requires that long lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adoption of this standard is not expected to have a material impact on the Company's financial statements.


C. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, at June 30, is summarized as follows:
                                           1996          1995
                                       -----------   -----------
Land                                   $   200,000   $   200,000
Building and improvements                2,876,430     2,850,402
Furniture and equipment                  2,215,566     2,640,434
                                       -----------   -----------
                                         5,291,996     5,690,836
Less: accumulated depreciation          (1,429,286)   (1,842,816)
                                       -----------   -----------
                                       $ 3,862,710   $ 3,848,020
                                       ===========   ===========

     Assets held under capital lease at June 30, 1996 and 1995, were $562,070 and $214,903, respectively. Accumulated amortization of assets held under capital lease at June 30, 1996 and 1995, was $94,230 and $19,758, respectively.

     During fiscal year 1996, the Company wrote-off certain fully depreciated assets with an historical cost basis of $748,538. In addition, idle equipment from the Company's discontinued stability and dissolution operation were sold, generating cash proceeds of $71,400 and a loss of $17,172. These assets had an historical cost basis of $156,359.


D.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     At June 30, accounts payable and accrued expenses consisted of the following:
                                           1996          1995
                                       -----------   -----------
Trade accounts payable                 $   293,001   $   812,075
Accrued payroll and related expenses       341,768       105,800
Other accrued expenses                     578,634       460,620
                                       -----------   -----------
                                       $ 1,213,403   $ 1,378,495
                                       ===========   ===========


                                     -23-

E. DEBT

     At June 30, long-term debt consists of the following:
                                           1996          1995
                                       -----------   -----------
Note payable to bank                   $ 1,852,033   $ 2,066,297
Other                                            -        90,000
                                       -----------   -----------
                                         1,852,033     2,156,297
Less: current portion                     (143,616)     (198,338)
                                       -----------   -----------
                                       $ 1,708,417   $ 1,957,959
                                       ===========   ===========

     The Company has a note payable to NationsBank, N.A. and a $500,000 working capital borrowing facility. Terms of the note and credit facility provide for interest at the Bank's prime rate (8.25% at June 30, 1996) plus an additional 1/2% on the note payable only. The note has a five year amortization schedule with equal monthly payments of $25,000 for principal and interest. In May 1998, the Company will have the option to pay the remaining principal balance over a three year period or to refinance the note. The borrowing agreements are collateralized by substantially all of the Company's assets, place restrictions on borrowings and investments, and require maintenance of specified amounts of working capital, net worth and cash flow ratios.

     The Company previously reached an agreement with the City of Baltimore to finance past due real property taxes related to 1990 and 1991. The final payment of $50,000 was made in June 1996.

     In June 1996, the Company made its final payment of $40,000, plus accrued interest, related to a 1991 fine by the Food and Drug
Administration.

     Cash payments for interest were $362,946, $248,148, and $241,096, in fiscal 1996, 1995, and 1994, respectively.

     The long-term debt matures as follows:

                                   Year ending June 30,
                                  1997       $  143,616
                                  1998          206,922
                                  1999          488,127
                                  2000          532,593
                                  2001          480,775
                                             ----------
                                             $1,852,033
                                             ==========

     On a discretionary basis, the Company has made and expects to continue to make escalated principal payments relative to its term note payable to the bank.



                                   -24-

F. INCOME TAXES

     The Company's expenses for and benefit from income taxes results from the impact of alternative minimum tax charges and credits.

Deferred tax balances are comprised of the following:
                                           Year ended June 30,
                                       -------------------------
                                           1996          1995
                                       -----------   -----------
Deferred tax assets:
  Property, plant and equipment        $   508,225   $   656,461
  Accrued liabilities                       73,973        44,216
  Net operating loss carryforwards       1,515,251     1,759,123
  Alternative minimum tax credits            4,095         3,506
  General business credits               1,432,538     1,403,536
                                       -----------   -----------
Total deferred tax assets                3,534,082     3,866,842
Less:  valuation allowance              (3,534,082)   (3,866,842)
                                       -----------   -----------
Deferred income taxes per balance sheet$         -   $         -
                                       ===========   ===========

     Based on the weight of evidence available at June 30, 1996, in management's opinion, a full valuation allowance is required to be recorded against the Company's deferred income tax assets.

     At June 30, 1996, the Company had tax loss carryforwards of approximately $3,885,000, expiring in 2006 through 2009, and general business credits of approximately $1,432,500, expiring during the period 1999 through 2009.

     The principal differences between the actual effective tax rate and the statutory federal tax rates are as follows:
                                          Year ended June 30,
                                       ------------------------
                                        1996     1995     1994
                                       ------   ------   ------
Statutory rate                           34.0 %   34.0 %   34.0 %
State income taxes -
  net of federal benefit                  4.9      4.9      4.9
Alternative minimum tax                    .8        -        -
Alternative minimum tax credits           (.2)   (29.0)    (2.5)
Loss carryforwards                      (38.9)   (38.9)   (38.9)
                                       ------   ------   ------
Effective rate                             .6 %  (29.0)%   (2.5)%
                                       ======   ======   ======


G. COMMITMENTS AND CONTINGENT LIABILITIES

Leases
     Lease expense for all operating leases, including leases with terms


                                   -25-
of less than one year, amounted to $50,700, $106,000, and $261,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

     The Company has entered into capital lease arrangements for the purchase of furniture and equipment in the amount of $562,070. The current and long-term portions of the capital lease obligations are in accounts payable and accrued expenses and other liabilities, respectively. The future expected payout of these capital leases is as follows:
                             Year ended June 30,
                             ------------------
                                   1997           $  264,073
                                   1998               73,309
                                   1999                7,985
                          less: interest portion     (22,766)
                                                  ----------
                                                  $  322,601
                                                  ==========

     Subsequent to June 30, 1996, the Company expects to enter into a financing arrangement for laboratory equipment in the amount of $410,000 to be paid over a period not to exceed sixty months.


H. EMPLOYEE STOCK OWNERSHIP AND STOCK OPTION PLANS

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

     A summary of option activity follows:

                                            Shares Under Option
                                        ----------------------------
                                          1996      1995      1994
                                        --------- --------- ---------
Balance, beginning of year
    ($0.28 - $5.25 per share)           1,081,067   988,467 1,038,433

 Exercised ($0.875)                             -         -   (80,000)
 Granted ($0.4375 - $1.0625)              281,700   155,900    89,500
 Cancelled ($0.4375 - $2.69)             (172,700)  (63,300)  (59,466)
                                        --------- --------- ---------
Balance, end of year
    ($0.28 - $5.25 per share)           1,190,067 1,081,067   988,467
                                        ========= ========= =========

     Options exercisable at June 30, 1996, were 863,434. Options exercised to date total 710,012. Of the options exercised to date, 200,000 shares



                                   -26-
were returned to the Company and cancelled when a note receivable for common stock subscribed was cancelled effective June 30, 1995.

     As of June 30, 1996, the Company has reserved 2,339,255 shares of Common Stock for future issuance under authorized options and grants.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                 NONE


                               PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item with respect to directors is contained in the Company's Proxy Statement for its 1996 annual meeting and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to June 30, 1996.


ITEM 11.  EXECUTIVE COMPENSATION

     Pursuant to General Instruction G(3) to Form 10-K, the information required with respect to this Item is contained in the Company's Proxy Statement for its 1996 annual meeting, and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to June 30, 1996.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Pursuant to General Instruction G(3) to Form 10-K, the information required with respect to this Item is contained in the Company's Proxy Statement for its 1996 annual meeting, and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to June 30, 1996.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to General Instruction G(3) to Form 10-K, the information required with respect to this Item is contained in the Company's Proxy Statement for its 1996 annual meeting, and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to June 30, 1996.





                                   -27-

                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K
                                                              Page(s)
  (a) 1.  FINANCIAL STATEMENTS

          Report of Independent Accountants                      16
          Statements of operations for each of the
           three years in the period ended June 30, 1996         17
          Balance sheets at June 30, 1996 and 1995               18
          Statements of stockholders' equity for each of the
           three years in the period ended June 30, 1996         19
          Statements of cash flows for each of the three years
           in the period ended June 30, 1996                     20
          Notes to financial statements                          21


      2.  FINANCIAL STATEMENT SCHEDULES

          Schedule II - Valuation and Qualifying Accounts        30


      3.  EXHIBITS

          See Exhibit Index.


  (b)  REPORTS ON FORM 8-K

       No reports of Form 8-K were filed during the quarter ended
       June 30, 1996.























                                   -28-

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PHARMAKINETICS LABORATORIES, INC.

Date: September 18, 1996              By:/s/James K. Leslie
      ------------------              ------------------------
                                         James K. Leslie,
                                         Chief Executive Officer
                                         and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: September 18, 1996              /s/James K. Leslie
      ------------------              ---------------------------
                                      James K. Leslie,
                                      Chief Executive Officer,
                                      President and Director
                                      (Principal Executive Officer)

Date: September 18, 1996              /s/Taryn L. Kunkel
      ------------------              ---------------------------
                                      Taryn L. Kunkel,
                                      Vice-President and
                                      Chief Financial Officer
                                      (Principal Financial Officer
                                      and Principal Accounting Officer)

Date: September 18, 1996              /s/Michael D. Dunn
      ------------------              ---------------------------
                                      Michael D. Dunn,
                                      Director

Date: September 18, 1996              /s/Thomas F. Kearns
      ------------------              ---------------------------
                                      Thomas F. Kearns,
                                      Director

Date: September 18, 1996              /s/Richard P. Sullivan
      ------------------              ---------------------------
                                      Richard P. Sullivan,
                                      Director

Date: September 18, 1996              /s/Roger C. Thies
      ------------------              ---------------------------
                                      Roger C. Thies,
                                      Director



                                   -29-

                   PHARMAKINETICS LABORATORIES, INC.
                            SCHEDULE II
                   VALUATION AND QUALIFYING ACCOUNTS
            FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994


  Column A      Column B           Column C         Column D   Column E
- -----------    ---------    ---------------------   --------   --------

               Balance at   Charged to  Charged to            Balance at
               Beginning    Costs and     Other                  end
Description    of Period     Expense     Accounts  Deductions  of Period
- -----------    ---------    ----------  ---------- ---------- ----------
                                           (a)
Valuation
  Allowance

   Deferred
   tax assets
1996          $3,866,842             -  $ (332,760)        -  $3,534,082
1995          $4,341,980             -  $ (475,138)        -  $3,866,842
1994          $4,402,884             -  $ ( 60,904)        -  $4,341,980


Notes:
- -----

(a)   Represents charges to deferred tax asset account.



See Note F to the Financial Statements.





















                                     -30-

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

10.  Material Contracts

     (a) PharmaKinetics Laboratories, Inc. Incentive Stock Option Plan (incorporated by reference to Registration Statement on Form S-8, Nos. 33-51840 and 33-57616).
     (b) PharmaKinetics Laboratories, Inc. Nonqualified Employee Stock Option Plan (incorporated by reference to registration
         Statement on Form S-8, No. 33-51838).
     (c) Employment Agreement between the Company and V. Brewster Jones (incorporated by reference to Exhibit 10 (c) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30,
         1991).
     (d) Loan documents dated May 13, 1993, between Maryland National
         Bank (now, NationsBank, N.A.) and PharmaKinetics Laboratories, Inc. (incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993).
           (i) Amended and Restated Insurance Agreement
          (ii) Partnership/Joint Venture Borrowing Authority
         (iii) Unconditional Guaranty of Payment
          (iv) Security Agreement
           (v) Commercial Promissory Note
          (vi) Collateral Pledge Agreement
         (vii) Note
        (viii) Indemnity Deed of Trust
          (ix) Indemnity Deed of Trust
           (x) Financing Statement
          (xi) Loan Agreement
     (e) First Amendment to Loan Agreement, dated May 11, 1995, between NationsBank, N.A. and PharmaKinetics Laboratories, Inc. (incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995).
     (f) First Commercial Promissory Note Modification Agreement dated
         May 11, 1995, between NationsBank, N.A. and PharmaKinetics Laboratories, Inc. (incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995).




                                     -31-

     (g) First Note Modification Agreement dated May 11, 1995, between NationsBank, N.A. and PharmaKinetics Laboratories, Inc. (incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30,
         1995).
     (h) Second Amendment to Loan Agreement, dated May 11, 1995, between NationsBank, N.A. and PharmaKinetics Laboratories, Inc. (filed herewith).

11. Computations of net earnings per common share (reference Item 6 filed herewith).

21. List of subsidiaries of registrant (incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995).

99. (a) Court Order approving Debtor's Amended Plan of reorganization (incorporated by reference to the Company's 8-K filing on April 6, 1993).
     (b) Court Order approving Application for Final Decree (filed herewith).


































                                     -32-