Form 10-Q
period 1996-09-30
PHARMAKINETICS LABORATORIES INC
filed 1996-11-14
CIK 351506

                            UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q
(Mark one)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1996
                                 OR

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                    Commission file number 0-11580.

                   PHARMAKINETICS LABORATORIES, INC.
       (Exact name of registrant as specified in its charter)

             Maryland                            52-1067519
  (State or other jurisdiction
of incorporation or organization)    (I.R.S. Employer Identification No.)

                       302 West Fayette Street
                      Baltimore, Maryland  21201
               (Address of principal executive offices)
                              (Zip Code)

                            (410) 385-4500
          (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes ___X___   No_______

                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.                         Yes ___X___   No_______

                  APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 12,195,891 common shares were outstanding as of November 6, 1996.

                   PHARMAKINETICS LABORATORIES, INC.
                              FORM 10-Q

                                INDEX



                                                                 Page No.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Statements of Operations for the three months ended
         September 30, 1996 and 1995 (unaudited)                     3

         Balance Sheets at September 30, 1996 (unaudited) and
         June 30, 1996                                               4

         Statements of Cash Flows for the three months ended
         September 30, 1996 and 1995 (unaudited)                     5

         Notes to Financial Statements (unaudited)                   6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         6


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                            8

         Signatures                                                  9

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                   PHARMAKINETICS LABORATORIES, INC.
                       STATEMENTS OF OPERATIONS
                             (unaudited)

                                               Three Months Ended
                                                  September 30,
                                        --------------------------------
                                            1996                1995
                                        ------------        ------------
Revenues                                $  2,329,426        $  2,721,560

Cost of contracts                          1,610,104           1,912,639
                                        ------------        ------------

   Gross Profit                              719,322             808,921

General and administrative expenses          533,059             571,402
Research and development expenses            103,747              96,385
                                        ------------        ------------

   Earnings from operations                   82,516             141,134

Interest expense                             (52,508)            (60,160)
Interest income                               10,737               9,454
Loss on disposal of equipment                      -             (12,548)
                                        ------------        ------------
Earnings before income taxes                  40,745              77,880

Provision for income taxes                         -                   -
                                        ------------        ------------
Net earnings                            $     40,745        $     77,880
                                        ============        ============

Net earnings per share                  $       0.00        $       0.01
                                        ============        ============

Weighted average shares outstanding       12,450,838          12,357,654
                                        ============        ============


---------------------------------------------------------------------------
                    See notes to financial statements.





                   PHARMAKINETICS LABORATORIES, INC.
                             BALANCE SHEETS
                                                 September 30,   June 30,
                                                     1996          1996
                                                 -----------  -----------
                                                  (unaudited)
ASSETS
Current Assets:
   Cash and equivalents                           $   592,863 $   955,526
   Restricted cash and equivalents                          -      34,875
   Accounts receivable                              1,089,802   1,248,293
   Contracts in process                               532,815     336,930
   Prepaid expenses                                   203,378     126,203
                                                  ----------- -----------
     Total Current Assets                           2,418,858   2,701,827
Property, plant and equipment, net                  3,864,553   3,862,710
Other assets                                           58,422      58,422
                                                  ----------- -----------
     Total Assets                                 $ 6,341,833 $ 6,622,959
                                                  =========== ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses          $   951,688 $ 1,213,403
   Deposits on contracts in process                   928,368     933,310
   Current portion of long-term debt                  146,683     143,616
                                                  ----------- -----------
      Total Current Liabilities                     2,026,739   2,290,329
Other liabilities                                      55,044      76,459
Long-term debt                                      1,671,551   1,708,417
                                                  ----------- -----------
      Total Liabilities                             3,753,334   4,075,205
                                                  ----------- -----------
Commitments and Contingent Liabilities
Stockholders' Equity:
   Preferred stock, no par value; 1,500,000
     shares authorized and unissued                         -           -
   Common stock, $.001 par value;
     authorized, 25,000,000 shares; issued
     and outstanding 12,195,891 shares                 12,196      12,196
   Additional paid-in-capital                      12,013,701  12,013,701
   Accumulated deficit                             (9,437,398) (9,478,143)
                                                  ----------- -----------
       Total Stockholders' Equity                   2,588,499   2,547,754
                                                  ----------- -----------
       Total Liabilities and Stockholders' Equity $ 6,341,833 $ 6,622,959
                                                  ----------- -----------
---------------------------------------------------------------------------
                  See notes to financial statements.


                   PHARMAKINETICS LABORATORIES, INC.
                      STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                                     Three Months Ended
                                                        September 30,
                                                  ------------------------
                                                     1996          1995
                                                  ----------    ----------
Cash flows from operating activities:
 Net Earnings                                     $   40,745    $   77,880

 Adjustments to reconcile net earnings to
  net cash used by operating activities:
  Depreciation and amortization                      111,038        95,424
  Loss on sale of equipment                                -        12,548
  Changes in operating assets and liabilities:
    Accounts receivable                              158,491      (101,928)
    Contracts in process                            (195,885)      354,258
    Prepaid expenses and other assets                (77,175)      (90,157)
    Accounts payable and accrued expenses           (146,993)     (521,783)
    Deposits on contracts in process                  (4,942)       32,088
    Other liabilities                                (21,415)      (15,423)
                                                  ----------    ----------
Net cash used by operating activities               (136,136)     (157,093)
                                                  ----------    ----------
Cash flows from investing activities:
  Payment for purchase of property and equipment    (112,881)      (42,314)
  Proceeds from sale of equipment                          -         8,500
                                                  ----------    ----------
Net cash used by investing activities               (112,881)      (33,814)
                                                  ----------    ----------
Cash flows from financing activities:
  Payments on long-term debt                         (33,799)      (26,026)
  Payments on capital lease obligations             (114,722)      (35,356)
                                                  ----------    ----------
Net cash used by financing activities               (148,521)      (61,382)
                                                  ----------    ----------
Decrease in cash and equivalents                    (397,538)     (252,289)
Cash and equivalents, beginning of period            990,401     1,083,818
                                                  ----------    ----------
Cash and equivalents, end of period               $  592,863    $  831,529
                                                  ==========    ==========
Supplemental Cash Flow Information:
Cash Paid for Interest                            $   47,949    $   58,645
Cash Paid for Income Taxes                        $    4,500    $        -

--------------------------------------------------------------------------
                    See notes to financial statements.


                   PHARMAKINETICS LABORATORIES, INC.
                     NOTES TO FINANCIAL STATEMENTS
                             (Unaudited)


BASIS OF PRESENTATION

     The statements of operations for the three months ended September 30, 1996 and 1995, the balance sheet as of September 30, 1996, and the statements of cash flows for the three months ended September 30, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996, and for all periods presented, have been made. The balance sheet at June 30, 1996 has been derived from the audited financial statements as of that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's fiscal 1996 Form 10-K.

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


PART I.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     The Company's revenues decreased 14.4% to $2,329,426 for the three month period ended September 30, 1996, from $2,721,560 for the same period in the prior year. Included in the Company's revenue is license fee income of $117,260 and $127,766, for the periods ended September 30, 1996 and 1995, respectively. License fee income, based on clients' sales of approved drugs, will continue through the expiration of the two current license fee agreements, the first of which will expire during fiscal 1998 and the second of which will expire in fiscal 2000. In addition, the Company has a license fee agreement with another of its clients which recently received approval from the FDA to manufacture and market Sucralfate Tablets. The client expects to commence shipments on or about November 11, 1996. Once marketing is begun, the Company expects to receive payments for a minimum of eight years from the date of approval to market the product.

     The decrease in the Company's revenues for the current period is the result of the combination of early completion of several contracts, which were included in the results for the quarter ended June 30, 1996, a reduced order rate resulting from delays in drug availability from several of the Company's generic drug clients, and a general slowdown in the generic drug sector. The Company has successfully diversified its marketing efforts and has been able to initiate studies for clients outside of the generic sector. This diversification has enabled the Company to maintain its backlog at a consistent level and will facilitate the generation of future revenues.

     The Company's gross profit decreased 11.1% for the three month period ended September 30, 1996 to $719,322, compared to the same period of the prior year. Gross profit as a percentage of revenue increased to 30.9% for the three month period ended September 30, 1996, compared to 29.7% for the same period of the prior year. The increase in gross margin is attributable to the completion of more profitable studies during the quarter ended September 30, 1996 offsetting a decrease in license fee income of 8.2%.

     General and administrative expenses decreased 6.7% to $533,059, for the three month period ended September 30, 1996, from $571,402 for the same period in the prior year. During the quarter ended September 30, 1995 several management level personnel changes were made. Some of the positions vacated are not expected to be filled, therefore accounting for the variance in the current period expenses as compared to the prior year.

     Research and development expenses increased 7.6% in the three month period ended September 30, 1996 compared to the same period in the prior year. The Company has acquired a LC/MS/MS instrument for its laboratory and has incrementally invested in research and development to bring the instrument on-line and to develop methods for utilization in future studies.

     No provision for income taxes has been recorded. The Company has available unused operating loss and business tax credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     The reduction in the cash balances of the Company of $397,538 for the three month period ended September 30, 1996, is primarily attributable to payments for property and equipment, capital lease obligations and long-term debt. On a discretionary basis, the Company has made and expects to continue to make escalated principal payments relative to its term note payable to the bank. The term note has certain financial ratio and cash flow covenants with which the Company is currently in compliance. At September 30, 1996 the Company had available $592,863 in current operating cash to meet the needs of its business. The Company also has available a $500,000 line of credit through its primary secured lender, which was unused as of September 30, 1996. The existing line of credit expires on November 30, 1996. The Company is in the process of renewing the existing line with its primary lender.


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits:

              Exhibit 11:  Computation of Earnings per Share

          (b) Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         PHARMAKINETICS LABORATORIES, INC.
                                         Registrant



November 13, 1996                        /s/James K. Leslie
-----------------                        ------------------
Date                                     James K. Leslie
                                         Chief Executive Officer
                                         and President


November 13, 1996                        /s/Taryn L. Kunkel
-----------------                        ------------------
Date                                     Taryn L. Kunkel
                                         Vice-President and
                                         Chief Financial Officer