Form 10-Q
period 1996-12-31
PHARMAKINETICS LABORATORIES INC
filed 1997-02-14
CIK 351506

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q
(Mark one)
     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended DECEMBER 31, 1996
                                   OR
     [    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.         Yes __X__  No_____

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.                            Yes __X__  No_____

                  APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 12,195,891 common shares were outstanding as of February 7, 1997.

                PHARMAKINETICS LABORATORIES, INC.
                          FORM 10-Q

                            INDEX



                                                        Page No.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Statements of Operations for the three
         and six months ended December 31, 1996
         and 1995 (unaudited)                                   3

         Balance Sheets at December 31, 1996
         (unaudited) and June 30, 1996                          4

         Statements of Cash Flows for the six months
         ended December 31, 1996 and 1995 (unaudited)           5

         Notes to Financial Statements (unaudited)              6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations          7


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                      9

Item 4.  Submission of Matters to a Vote of Security-Holders   10

Item 5.  Other Information                                     11

Item 6.  Exhibits and Reports on Form 8-K                      11

Signatures                                                     12

PART I. Financial Information
Item 1. Financial Statements

                  PHARMAKINETICS LABORATORIES, INC.
                      STATEMENTS OF OPERATIONS
                            (Unaudited)
                             Three Months Ended        Six Months Ended
                                December 31,              December 31,
                          ----------------------   ----------------------
                             1996        1995         1996        1995
                          ----------  ----------   ----------  ----------
Revenues                  $2,362,834  $2,106,538   $4,692,260  $4,828,098
Cost of contracts          1,800,757   1,278,938    3,410,861   3,191,577
                          ----------  ----------   ----------  ----------
Gross profit                 562,077     827,600    1,281,399   1,636,521
General and
  administrative expenses    531,120     513,914    1,064,179   1,085,316
Research and
  development expenses       110,893      99,895      214,640     196,280
                          ----------  ----------   ----------  ----------
Earnings (loss)
  from operations            (79,936)    213,791        2,580     354,925

Interest expense             (44,844)    (60,899)     (97,352)   (121,059)
Interest income                5,756      12,015       16,493      21,469
Gain (loss) on
  disposal of equipment            -      10,376            -      (2,172)
                          ----------  ----------   ----------  ----------
Earnings (loss)
  before income taxes       (119,024)    175,283      (78,279)    253,163
Income taxes                       -           -            -           -
                          ----------  ----------   ----------  ----------
Net earnings (loss)       $ (119,024) $  175,283   $  (78,279) $  253,163
                          ==========  ==========   ==========  ==========
Net earnings (loss)
  per share               $    (0.01) $     0.01   $    (0.01) $     0.02
                          ==========  ==========   ==========  ==========
Weighted average
  shares outstanding      12,195,891  12,284,338   12,195,891  12,320,027
                          ==========  ==========   ==========  ==========
-------------------------------------------------------------------------
                       See notes to financial statements.

                  PHARMAKINETICS LABORATORIES, INC.
                           BALANCE SHEETS
                                                December 31,     June 30,
                                                    1996           1996
                                                ------------   -----------
                                                 (unaudited)
ASSETS
Current Assets:
  Cash and equivalents                           $   230,876   $   955,526
  Restricted cash and equivalents                          -        34,875
  Accounts receivable                              1,112,602     1,248,293
  Contracts in process                               628,140       336,930
  Prepaid expenses                                   160,908       126,203
                                                 -----------   -----------
    Total Current Assets                           2,132,526     2,701,827
Property, plant and equipment, net                 3,770,065     3,862,710
Other assets                                          58,422        58,422
                                                 -----------   -----------
    Total Assets                                 $ 5,961,013   $ 6,622,959
                                                 ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses          $   881,046   $ 1,213,403
  Deposits on contracts in process                   794,277       933,310
  Current portion of long-term debt                  149,368       143,616
                                                 -----------   -----------
    Total Current Liabilities                      1,824,691     2,290,329
Other liabilities                                     32,988        76,459
Long-term debt                                     1,633,859     1,708,417
                                                 -----------   -----------
    Total Liabilities                              3,491,538     4,075,205
                                                 -----------   -----------
Commitments and Contingent Liabilities
Stockholders' Equity:
  Preferred stock, no par value;
    1,500,000 shares authorized and unissued               -             -
  Common stock, $.001 par value; authorized,
    25,000,000 shares; issued and outstanding,
    12,195,891 shares                                 12,196        12,196
  Additional paid-in capital                      12,013,701    12,013,701
  Accumulated deficit                             (9,556,422)   (9,478,143)
                                                 -----------   -----------
    Total Stockholders' Equity                     2,469,475     2,547,754
                                                 -----------   -----------
    Total Liabilities and Stockholders' Equity   $ 5,961,013   $ 6,622,959
                                                 ===========   ===========
--------------------------------------------------------------------------
                       See notes to financial statements.

                  PHARMAKINETICS LABORATORIES, INC.
                      STATEMENTS OF CASH FLOWS
                            (Unaudited)
                                                      Six Months Ended
                                                        December 31,
                                                 ------------------------
                                                     1996         1995
                                                 -----------  -----------
Cash flows from operating activities:
  Net earnings (loss)                            $   (78,279) $   253,163
  Adjustments to reconcile net earnings (loss)
  to net cash used by operating activities:
    Depreciation and amortization                    222,947      191,486
    Loss on sale of equipment                              -        2,172
    Changes in operating assets and liabilities:
      Accounts receivable                            135,691     (102,437)
      Contracts in process                          (291,210)    (281,352)
      Prepaid expenses and other assets              (34,705)    (133,051)
      Accounts payable and accrued expenses         (177,364)    (395,362)
      Deposits on contracts in process              (139,033)     294,360
                                                 -----------  -----------
Net cash used by operating activities               (361,953)    (171,021)
                                                 -----------  -----------
Cash flows from investing activities:
  Payment for purchase of property and equipment    (130,302)     (74,833)
  Proceeds from sale of equipment                          -       68,400
                                                 -----------  -----------
Net cash used by investing activities               (130,302)      (6,433)
                                                 -----------  -----------
Cash flows from financing activities:
  Payment for capital lease obligations             (198,464)     (52,421)
  Payment on long-term debt                          (68,806)     (94,152)
                                                 -----------  -----------
Net cash used by financing activities               (267,270)    (146,573)
                                                 -----------  -----------
Decrease in cash and equivalents                    (759,525)    (324,027)
Cash and equivalents, beginning of period            990,401    1,083,818
                                                 -----------  -----------
Cash and equivalents, end of period              $   230,876  $   759,791
                                                 ===========  ===========
Supplemental Cash Flow Information:
Non-Cash Transactions:
  Fixed assets acquired
    through capital leases                       $         -  $    47,917
Cash Paid for Interest:                          $    93,117  $   236,558
Cash Paid for Income Taxes:                      $     5,000  $         -
---------------------------------------------------------------------------
                       See notes to financial statements.

                  PHARMAKINETICS LABORATORIES, INC.
                   NOTES TO FINANCIAL STATEMENTS
                             (Unaudited)

BASIS OF PRESENTATION

     The statements of operations for the three and six months ended December 31, 1996 and 1995, the balance sheet as of December 31, 1996, and the statements of cash flows for the six months ended December 31, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at December 31, 1996, and for all periods presented, have been made. The balance sheet at June 30, 1996, has been derived from the audited financial statements as of that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's fiscal 1996 Form 10-K.

     The Company operates principally in one industry segment, the testing and related research of pharmaceutical products. Revenues include contract revenue and revenue from license fees under special agreements whereby the Company receives license fees based upon the clients' actual product sales.

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

STOCK OPTION PLAN

     Subsequent to the Annual Meeting of Stockholders on November 25, 1996, the Board of Directors elected to discontinue cash compensation for its non-employee directors and to adopt a Non-Employee Directors Stock Option Plan effective November 25, 1996. Each non-employee director shall be granted options to purchase 120,000 shares of the Company's Common Stock, at the fair market value of the Stock on the effective date of the grant, which shall vest in four equal installments of one-quarter over four years. The first year's grant will be pro-rated for directors joining the Board after the effective date. The first installment shall vest on the effective date of the grant. Thereafter, on the date of each of the next three annual meetings of stockholders at which elections to the Board are conducted, an installment of 30,000 shares shall vest in each serving director who is reelected to the Board. The Plan shall be administered by the Board or the Compensation Committee established by the Board and provides that the number of shares of Stock that may be issued pursuant to Options granted under the Plan shall not exceed in the aggregate 600,000 shares. This Plan will be submitted to stockholders for ratification at the next Annual Meeting of Stockholders.

COMMITMENTS AND CONTINGENT LIABILITIES

     On January 24, 1997, the Company was notified that it may have incurred liability or may incur liability under Section 107(a) of the Comprehensive Environmental Response, Compensation and Liability Act, as amended (CERCLA), 42 U.S.C. Section 9607(a), in connection with the RAMP Industries Site in Denver, Colorado. The Environmental Protection Agency (the "EPA") has identified approximately 800 entities that shipped wastes to the site and is conducting an investigation of the source, extent and nature of the release or threatened release of hazardous substances, pollutants or contaminants, or hazardous wastes, on or about the RAMP Industries Site. It is believed that the Company may have disposed of 15 cubic feet, or two drums, of waste at this site. The Company cannot make any judgement regarding the disposition of this case at this time. To date no monetary claim or assessment has been made in connection with this matter.

     On October 1, 1996, the Company commenced a thirty-six month operating lease for the purchase of a LC/MS/MS instrument, with an original cost of $358,000, for utilization in its laboratory.


PART I.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company's revenues of $2,362,834 for the three month period ended December 31, 1996, increased 12.2% from $2,106,538 for the same period in the prior year, while revenue of $4,692,260 for the six month period ended December 31, 1996, decreased 2.9% from $4,828,098 for the same period of the prior year. Included in the Company's revenue is license fee income of $255,653 and $372,913, for the three and six month periods ended December 31, 1996, compared to $119,144 and $246,910, respectively, for the same periods of the prior year. License fee income, based on clients' sales of approved drugs, will continue through the expiration of the license fee agreements, the first of which will expire during fiscal 1998, the second of which will expire in fiscal 2000 and the third of which will expire in fiscal 2005. The Company began receiving license fee income under its third arrangement in November 1996 from the sale of Sucralfate Tablets. License fee income from sales of this third product accounted for the increase in license fee income in the periods presented, notwithstanding a decline in license fee income from the other two license fee arrangements. The Company believes it is unlikely that its clients will wish to utilize license fee arrangements in the future as compensation for work performed. As a result of this trend, contract revenues, rather than licensing income, will continue to be the primary source of revenues.

     The increase in the Company's revenues for the three month period ended December 31, 1996, compared to the same period in 1995, resulted from an increase in both contract revenues and license fee income. Notwithstanding the increase in revenues for the quarter, revenues decreased for the six month period ended December 31, 1996, compared to the same period in 1995, due to a reduced order rate resulting from delays in drug availability from several of the Company's generic drug clients, and a general slowdown in the generic drug sector. The Company's marketing efforts to broaden its client base beyond the generic sector have met with initial success. Studies have been initiated in the current fiscal year for large innovator pharmaceutical firms and biotechnology companies.

     The Company's gross profit decreased 32.1% and 21.7% for the three and six month periods ended December 31, 1996, to $562,077 and $1,281,399, respectively, compared to the same periods of the prior year. Gross profit as a percentage of revenue decreased to 23.8% and 27.3% for the three and six month periods ended December 31, 1996, respectively, compared to 39.3% and 33.9% for the same periods of the prior year. The decrease in gross margin for the current periods is indicative of the fact that fixed costs, related to employee salaries and other operating expenses, remained at similar levels as revenues decreased. Measures to bring costs and staffing levels in line with current levels of business were implemented in January 1997.

     General and administrative expenses of $531,120 for the three month period ended December 31, 1996, increased 3.3%, compared to $513,914 for the same period of the prior year. General and administrative expenses for the six month period ended December 31, 1996, decreased 1.9% from $1,085,316 for the same period in the prior year. The Company effected certain staff reductions for administrative personnel in September 1995. The fact that these positions have not been filled has contributed to the decrease in general and administrative expenses for the six month period, offset by increased compensation and increased operating costs.

     Research and development expenses increased 11.0% and 9.4% to $110,893 and $214,640, respectively, in the three and six month periods ended December 31, 1996, compared to the same periods in the prior year. In August 1996, the Company acquired a LC/MS/MS instrument for its laboratory and has invested in research and development to bring the instrument on-line and to develop methods for utilization in future studies. The Company believes that these investments will result in the generation of new business and an improvement in its competitive position.

     No provision for income taxes has been recorded. The Company has available unused operating loss and business tax credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of funds continues to be funds generated from operations. The reduction in the cash balances of the Company of $759,525 for the six month period ended December 31, 1996, is attributable to the utilization of funds for operations, payments on long-term debt and lease obligations and funds used to acquire equipment. The term note has certain financial ratio and cash flow covenants with which the Company is currently in compliance. At December 31, 1996, the Company had available $230,876 in current operating cash to meet the needs of its business. The Company also has available a $500,000 line of credit through its primary secured lender, which was unused as of December 31, 1996. The Company renewed its line of credit with its primary lender in November 1996 for a period through November 1997.

     At December 31, 1996, the Company reported an increase in its contracts in process account which represents costs incurred for studies for which revenues have not been recognized and which are currently underway. Deposits on contracts in process have decreased indicating a decrease in prepayments on contracted studies, in part, due to the reduction in new business. Changes in these account balances affect the Company's operating cash flow.

     In addition to the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report. The Company's actual results could differ materially from those discussed herein.
Factors that could cause or contribute to such differences include, but are not limited to, general economic conditions, conditions affecting the generic drug industry and consolidation resulting in stronger competition within the Company's market.


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

     On January 24, 1997, the Company was notified that it may have incurred liability or may incur liability under Section 107(a) of the Comprehensive Environmental Response, Compensation and Liability Act, as amended (CERCLA), 42 U.S.C. Section 9607(a), in connection with the RAMP Industries Site in Denver, Colorado. The Environmental Protection Agency

(the "EPA") has identified approximately 800 entities that shipped wastes to the site and is conducting an investigation of the source, extent and nature of the release or threatened release of hazardous substances, pollutants or contaminants, or hazardous wastes, on or about the RAMP Industries Site. It is believed that the Company may have disposed of 15 cubic feet, or two drums, of waste at this site. The Company cannot make any judgement regarding the disposition of this matter at this time. To date no monetary claim or assessment has been made in connection with this matter.

Item 4.  Submission of Matters to a Vote of Security-Holders

     The Annual Meeting of Stockholders of PharmaKinetics Laboratories, Inc., a Maryland Corporation, was held November 25, 1996, at 10:00 A.M., local prevailing time, at the corporate offices, 302 W. Fayette
Street, Baltimore, Maryland 21201, to consider and vote upon:

1. The election of three directors to serve until the Annual Meeting of Stockholders to be held in 1997, and until their successors are duly elected and qualified:
                                                       Broker non-votes
           Name                   For       Against     or Abstentions
      Thomas F. Kearns         10,462,068     47,117
      James K. Leslie          10,462,068     47,117
      Roger C. Thies           10,463,068     46,117

2. A proposal to ratify the selection of Coopers & Lybrand as the Company's independent auditors for the fiscal year ending June 30, 1997.

                                                       Broker non-votes
                                  For       Against     or Abstentions
                               10,459,489     21,446        28,250

3. A proposal to approve Articles of Amendment and Restatement, among other things, in order to impose certain limitations upon voting rights of holders of 10% or more of the Company's Common Stock.

                                                       Broker non-votes
                                  For       Against     or Abstentions
                                4,393,817    463,109       994,548

4. A proposal to approve the PharmaKinetics Laboratories, Inc. 1996 Incentive Stock Option Plan.

                                                       Broker non-votes
                                  For       Against     or Abstentions
                                8,676,128    301,787       222,710

     All proposals presented, except for Proposal 3, were approved by the Stockholders of the Company. Proposal 3 did not receive the affirmative vote of at least two-thirds of all the shares of Common Stock required for approval.

Item 5.  Other Information

     Subsequent to the Annual Meeting of Stockholders on November 25, 1996, the Board of Directors elected to discontinue cash compensation for its non-employee directors and to adopt a Non-Employee Directors Stock Option Plan effective November 25, 1996. Each non-employee director shall be granted options to purchase 120,000 shares of the Company's Common Stock, at the fair market value of the Stock on the effective date of the grant, which shall vest in four equal installments of one-quarter over four years. The first year's grant will be pro-rated for directors joining the Board after the effective date. The first installment shall vest on the effective date of the grant. Thereafter, on the date of each of the next three annual meetings of stockholders at which elections to the Board are conducted, an installment of 30,000 shares shall vest in each serving director who is reelected to the Board. The Plan shall be administered by the Board or the Compensation Committee established by the Board and provides that the number of shares of Stock that may be issued pursuant to Options granted under the Plan shall not exceed in the aggregate 600,000 shares. This Plan will be submitted to stockholders for ratification at the next Annual Meeting of Stockholders.

     On January 14, 1997, the Company announced the appointment of Vernon
D. Parker, Ph.D. as Vice President, Clinical Services responsible for the operation of the Company's clinic facilities and associated services. Dr. Parker spent the past eight years in a variety of management positions with Wyeth-Ayerst Research in Radnor, Pennsylvania, most recently as Director, Clinical Pharmacology. Dr. Parker earned his Ph.D. degree in Clinical Pharmacy from the School of Pharmacy at Purdue University, Lafayette, Indiana. He holds a M.S. from Tuskegee University School of Veterinary Medicine and a B.S. from Florida A&M School of Pharmacy.

     On February 10, 1997, the Company announced the election of Grover C. Wrenn as a member of the Board of Directors. Mr. Wrenn is currently Chairman and CEO of Better Health Network, Inc., a provider of consumer health information. Previously Mr. Wrenn served as President and CEO of EnSys Environmental Products, Inc. and as President and CEO of Applied Bioscience International Inc., a $200 million company providing global product development services to the pharmaceutical industry and environmental consulting services. Mr. Wrenn received his B.S. in Chemistry from Clemson University and his M.S.P.H. in Environmental Science and Engineering from the University of North Carolina School of Public Health.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:
             Exhibit 11:  Computation of Earnings per Share
         (b) Reports on Form 8-K
             No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PHARMAKINETICS LABORATORIES, INC.
                                        ---------------------------------
                                        Registrant



February 14, 1997                       /s/James K. Leslie
-----------------                       ------------------
Date                                    James K. Leslie
                                        Chief Executive Officer
                                        and President


February 14, 1997                       /s/Taryn L. Kunkel
-----------------                       ------------------
Date                                    Taryn L. Kunkel
                                        Vice-President and
                                        Chief Financial Officer