Form 10-Q
period 1997-03-31
PHARMAKINETICS LABORATORIES INC
filed 1997-05-13
CIK 351506

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-Q

(Mark one)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1997
                                 OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No_____

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes __X__ No_____

                   APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 12,195,891 common shares were outstanding as of May 8, 1997.

                  PHARMAKINETICS LABORATORIES, INC.
                            FORM 10-Q

                              INDEX



                                                                Page No.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Statements of Operations for the three and nine
         months ended March 31, 1997 and 1996 (unaudited)           3

         Balance Sheets at March 31, 1997 (unaudited) and
         June 30, 1996                                              4

         Statements of Cash Flows for the nine months ended
         March 31, 1997 and 1996 (unaudited)                        5

         Notes to Financial Statements (unaudited)                  6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        7

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                          10

         Signatures                                                11

PART I.  Financial Information
Item 1.  Financial Statements

                  PHARMAKINETICS LABORATORIES, INC.
                      STATEMENTS OF OPERATIONS
                             (Unaudited)
                           Three Months Ended        Nine Months Ended
                               March 31,                 March 31,
                           1997         1996         1997         1996
                        -----------  -----------  -----------  -----------
Revenues                $ 2,347,072  $ 2,927,814  $ 7,039,333  $ 7,755,912

Cost of contracts         1,780,126    2,015,301    5,190,987    5,206,879
                        -----------  -----------  -----------  -----------
Gross profit                566,946      912,513    1,848,346    2,549,033

General and
  administrative expenses   487,489      609,529    1,551,668    1,694,845
Research and
  development expenses      106,667      115,487      321,307      311,766
                        -----------  -----------  -----------  -----------
Earnings (loss)
  from operations           (27,210)     187,497      (24,629)     542,422

Interest expense            (43,921)     (49,524)    (141,272)    (170,583)
Interest income               7,637        9,661       24,130       31,130
Gain (loss) on disposal
  of equipment                    -            -            -       (2,172)
                        -----------  -----------  -----------  -----------
Earnings (loss) before
  income taxes              (63,494)     147,634     (141,771)     400,797

Income taxes                      -            -            -            -
                        -----------  -----------  -----------  -----------
Net earnings (loss)     $   (63,494) $   147,634  $  (141,771) $   400,797
                        ===========  ===========  ===========  ===========
Net earnings (loss)
  per share             $     (0.01) $      0.01  $     (0.01) $      0.03
                        ===========  ===========  ===========  ===========
Weighted average
  shares outstanding     12,195,891   12,286,407   12,195,891   12,307,943
                        ===========  ===========  ===========  ===========
---------------------------------------------------------------------------
See notes to financial statements.


                    PHARMAKINETICS LABORATORIES, INC.
                             BALANCE SHEETS
                                                 March 31,      June 30,
                                                   1997           1996
                                               ------------   ------------
ASSETS                                          (unaudited)
Current Assets:
 Cash and equivalents                          $  1,075,517   $    955,526
 Restricted cash and equivalents                          -         34,875
 Accounts receivable                                741,748      1,248,293
 Contracts in process                               548,549        336,930
 Prepaid expenses                                   167,969        126,203
                                               ------------   ------------
   Total Current Assets                           2,533,783      2,701,827
Property, plant and equipment, net                3,737,491      3,862,710
Other assets                                         63,340         58,422
                                               ------------   ------------
   Total Assets                                $  6,334,614   $  6,622,959
                                               ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable and accrued expenses         $    795,534   $  1,213,403
 Deposits on contracts in process                 1,338,531        933,310
 Current portion of long-term debt                  152,450        143,616
                                               ------------   ------------
   Total Current Liabilities                      2,286,515      2,290,329
Other liabilities                                    47,519         76,459
Long-term debt                                    1,594,597      1,708,417
                                               ------------   ------------
   Total Liabilities                              3,928,631      4,075,205
                                               ------------   ------------
Commitments and Contingent Liabilities
Stockholders' Equity:
 Preferred stock, no par value; 1,500,000
   shares authorized and unissued                         -              -
 Common stock, $.001 par value; authorized,
   25,000,000 shares; issued and
   outstanding, 12,195,891 shares                    12,196         12,196
 Additional paid-in capital                      12,013,701     12,013,701
 Accumulated deficit                             (9,619,914)    (9,478,143)
                                               ------------   ------------
   Total Stockholders' Equity                     2,405,983      2,547,754
                                               ------------   ------------
   Total Liabilities and Stockholders' Equity  $  6,334,614   $  6,622,959
                                               ============   ============
-------------------------------------------------------------------------
See notes to financial statements.


                  PHARMAKINETICS LABORATORIES, INC.
                      STATEMENTS OF CASH FLOWS
                            (Unaudited)
                                                    Nine Months Ended
                                                         March 31,
                                                    1997          1996
                                                -----------    -----------
Cash flows from operating activities:
 Net earnings                                   $  (141,771)   $   400,797
 Adjustments to reconcile net earnings
  to net cash from operating activities:
  Depreciation and amortization                     340,818        303,313
  Loss on sale of equipment                               -          2,172
  Changes in operating assets and liabilities:
   Accounts receivable                              506,545       (175,048)
   Contracts in process                            (211,619)        28,301
   Prepaid expenses and other assets                (46,684)       (89,706)
   Accounts payable and accrued expenses           (246,961)      (463,912)
   Deposits on contracts in process                 405,221        265,220
   Other liabilities                                (28,940)       (15,873)
                                                -----------    -----------
Net cash provided by operating activities           576,609        255,264
                                                -----------    -----------
Cash flows from investing activities:
 Payments for purchase of property and equipment   (161,759)      (147,875)
 Proceeds from sale of equipment                          -         86,400
                                                -----------    -----------
Net cash used by investing activities              (161,759)       (61,475)
                                                -----------    -----------
Cash flows from financing activities:
 Payment for capital lease obligations             (224,748)      (103,101)
 Payment on long-term debt                         (104,986)      (171,367)
                                                -----------    -----------
Net cash used by financing activities              (329,734)      (274,468)
                                                -----------    -----------
Increase (decrease) in cash and equivalents          85,116        (80,679)
Cash and equivalents, beginning of period           990,401      1,083,818
                                                -----------    -----------
Cash and equivalents, end of period             $ 1,075,517    $ 1,003,139
                                                ===========    ===========
Non-Cash Transactions:
  Fixed assets acquired through capital leases  $    53,840    $   347,167

Supplemental Cash Flow Information:
  Cash paid for interest                        $   136,837    $   305,424
--------------------------------------------------------------------------
See notes to financial statements.


                  PHARMAKINETICS LABORATORIES, INC.
                    NOTES TO FINANCIAL STATEMENTS
                             (Unaudited)


Basis of Presentation

     The statements of operations for the three and nine months ended
March 31, 1997 and 1996, the balance sheet as of March 31, 1997, and the statements of cash flows for the nine months ended March 31, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997, and for all periods presented, have been made. The balance sheet at June 30, 1996 has been derived from the audited financial statements as of that date.

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

New Accounting Standards

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 regarding earnings per share. This requires the Company to present basic and diluted earnings per share in the financial statements. The Company must adopt the requirements of this Standard in the financial statements for the year ending June 30, 1998. Adoption of this Standard is not expected to have a material impact on the Company's financial results.

Stock Option Plan

     Subsequent to the Annual Meeting of Stockholders on November 25, 1996, the Board of Directors elected to discontinue cash compensation for its non-employee directors and to adopt a Non-Employee Directors Stock Option Plan effective November 25, 1996. Each non-employee director shall be granted options to purchase 120,000 shares of the Company's Common Stock, at the fair market value of the Stock on the effective date of the grant, which shall vest in equal installments over four years. The first year's grant will be pro-rated for directors joining the Board after the effective date. The first installment shall vest on the effective date of the grant. Thereafter, on the date of each of the next three annual meetings of stockholders at which elections to the Board are conducted, an installment of 30,000 shares shall vest for each serving director who is reelected to the Board. The Plan shall be administered by the Board or the Compensation Committee established by the Board and provides that the number of shares of Stock that may be issued pursuant to Options granted under the Plan shall not exceed in the aggregate 600,000 shares. This Plan will be submitted to stockholders for ratification at the next Annual Meeting of Stockholders.

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

     On October 1, 1996, the Company commenced a thirty-six month operating lease for the purchase of a LC/MS/MS instrument, with an original cost of $358,000, for utilization in its laboratory. The monthly lease payments are approximately $10,200. At the end of the lease term the Company has the option to retain or return the instrument.

PART I.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The Company's revenues of $2,347,072 for the three month period ended March 31, 1997 decreased 19.8% from $2,927,814 for the same period in the prior year, while revenue of $7,039,333 for the nine month period ended March 31, 1997, decreased 9.2% from $7,755,912 for the same period of the prior year. Included in the Company's revenue is license fee income of $190,995 and $563,907, for the three and nine month periods ended March 31, 1997, compared to $111,036 and $357,946, respectively, for the same periods of the prior year. License fee income, based on clients' sales of approved drugs, will continue through the expiration of the license fee agreements, the first of which will expire during fiscal 1998, the second of which will expire in fiscal 2000 and the third of which will expire in fiscal 2005. The Company began receiving license fee income under its third arrangement in November 1996 from the sale of Sucralfate Tablets. License fee income from sales of this third product accounted for the increase in license fee income in the periods presented, notwithstanding a decline in license fee income from the other two license fee arrangements. The Company believes it is unlikely that its clients will wish to utilize license fee arrangements in the future as compensation for work performed. As a result of this trend, contract revenues, rather than licensing income, will continue to be the primary source of revenues.

     The decrease in the Company's revenues for the three month period ended March 31, 1997, compared to the same period in 1996, resulted from an industry-wide downturn and continued consolidation of generic drug industry clients. The Company's marketing efforts to broaden its client base beyond the generic sector has met with initial success. Studies have been initiated in the current fiscal year for large innovator pharmaceutical firms and biotechnology companies.

     The Company's gross profit decreased 37.9% and 27.5% for the three and nine month periods ended March 31, 1997, to $566,946 and $1,848,346, respectively, compared to the same periods of the prior year. Gross profit as a percentage of revenue decreased to 24.2% and 26.3% for the three and nine month periods ended March 31, 1997, respectively, compared to 31.2% and 32.9% for the same periods of the prior year. The decrease in gross margin for the current periods is indicative of the fact that fixed costs, related to employee salaries and other operating expenses, remained at similar levels as revenues decreased. Measures to bring costs and staffing levels in line with current levels of business were implemented in January 1997.

     General and administrative expenses of $487,489 for the three month period ended March 31, 1997, decreased 20.0%, compared to $609,529 for the same period of the prior year. General and administrative expenses for the nine month period ended March 31, 1997, decreased 8.4% from $1,694,845 for the same period in the prior year. The Company effected certain staff reductions for administrative personnel in September 1995. The fact that these positions have not been filled has contributed to the decrease in general and administrative expenses for the nine month period, offset by increased compensation and increased operating costs.

     Research and development expenses of $106,667 for the three month period ended March 31, 1997, decreased 7.6%, compared to $115,487 for the same period of the prior year due to temporary staffing changes in the Company's research and development group. Research and development expenses for the nine month period ended March 31, 1997, increased 3.1% from $311,766 for the same period in the prior year. In August 1996, the Company acquired a LC/MS/MS instrument for its laboratory and has invested in research and development to bring the instrument on-line and to develop methods for utilization in future studies. The Company believes that these investments will result in the generation of new business and an improvement in its competitive position.

     No provision for income taxes has been recorded. The Company has available unused operating loss and business tax credit carryforwards.

Liquidity and Capital Resources

     The Company's primary source of funds continues to be funds generated from operations. The increase in the cash balances of the Company of $85,116 for the nine month period ended March 31, 1997, is attributable to the generation of funds from operations, offset by payments on long-term debt and lease obligations and funds used to acquire equipment. The Company's term note payable to the bank has certain financial ratio and cash flow covenants with which the Company is currently in compliance. At March 31, 1997, the Company had available $1,075,517 in current operating cash to meet the needs of its business. The Company also has available a $500,000 line of credit through its primary secured lender, which was unused as of March 31, 1997. The Company renewed its line of credit with its primary lender in November 1996 for a period through November 1997.

     At March 31, 1997, the Company reported an increase in its contracts in process account which represents costs incurred for studies for which revenues have not been recognized and which are currently underway. Deposits on contracts in process have also increased indicating an increase in prepayments on contracted studies. Changes in these account balances affect the Company's operating cash flow.

Cautionary Statement

     In addition to the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report. The Company's actual results could differ materially from those discussed herein.
Factors that could cause or contribute to such differences include, but are not limited to, general economic conditions, conditions affecting the pharmaceutical industry and the generic drug industry in particular, and consolidation resulting in increased competition within the Company's market.

PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              Exhibit 11:  Computation of Earnings per Share

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       PHARMAKINETICS LABORATORIES, INC.
                                       Registrant



May 12, 1997                            /s/James K. Leslie
------------                           -------------------
Date                                   James K. Leslie
                                       Chief Executive Officer
                                       and President


May 12, 1997                            /s/Taryn L. Kunkel
------------                           -------------------
Date                                   Taryn L. Kunkel
                                       Vice-President and
                                       Chief Financial Officer