Form 10-K
period 1997-06-30
PHARMAKINETICS LABORATORIES INC
filed 1997-09-30
CIK 351506

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-K
            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1997  Commission file number 0-11580
                          -------------                         -------
                  PHARMAKINETICS LABORATORIES, INC.
                  --------------------------------
       (Exact Name of Registrant as Specified in its Charter)

               Maryland                         52-1067519
               --------                         ----------
      (State of Incorporation)     (I.R.S. Employer Identification No.)

                        302 West Fayette Street
                       Baltimore, Maryland 21201
                       -------------------------
               (Address of Principal Executive Offices)

    Registrant's Telephone Number, Including Area Code (410) 385-4500
                                                       --------------
        Securities registered pursuant to Section 12(b) of the Act:
                                  None
                          (Title of each class)

        Securities registered pursuant to Section 12(g) of the Act:
                       Common Stock, $.001 par value
                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No____

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K [      ].

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a Court. Yes__X__ No____

As of September 2, 1997, 12,195,891 shares of Common Stock of
PharmaKinetics Laboratories, Inc. were outstanding and the aggregate market value of Common Stock (based upon the average bid and asked prices as reported on the OTC Bulletin Board on that date) held by non-affiliates was $4,095,916.

List hereunder the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated: none.

                                  PART I
ITEM 1.  BUSINESS

     PharmaKinetics Laboratories, Inc. (the "Company") is a contract research organization ("CRO") providing a range of clinical research and development services to the worldwide pharmaceutical industry and to the biotechnology industry in the development of prescription and non-rescription drug products. The Company also provides bioanalytical laboratory services and management and monitoring of clinical trials conducted at remote sites, including ancillary services such as protocol and case report form design, data management and biostatistics and regulatory consulting. The Company has historically focused its business development efforts on generic pharmaceutical companies in the United States ("U.S.") and Canada, and has more recently expanded its clients to include several of the innovator pharmaceutical and biotechnology companies in the U.S. and Europe.

     In connection with the implementation of a new strategic plan, the Company is pursuing business opportunities in four segments of the CRO industry: (1) providing services to generic drug companies - primarily in the area of bioequivalence/bioavailability studies which include both clinical and laboratory services; (2) providing Phase I clinical trials - primarily safety studies on new drugs - to the innovator pharmaceutical industry and to biotechnology firms; (3) providing bioanalytical laboratory services primarily to the innovator drug companies - this involves the analysis of biological samples, typically blood samples, which are the result of trials conducted at sites around the country and sent to the Company's laboratory for analysis; and (4) providing project management and monitoring services to both generic and innovator pharmaceutical firms - overseeing the conduct of trials conducted at remote sites, typically on patients. The Company's project management expertise lies in management of smaller trials conducted at fifteen or fewer sites with 200 - 400 patients rather than the very large trials more typically conducted by the large global CROs.

SERVICES

     CLINICAL EVALUATION SERVICES

     The Company offers complete services for the testing of generic pharmaceutical products to determine bioavailability and bioequivalency.

     Bioavailability testing determines the rate and extent to which an active drug ingredient is absorbed from a drug product and becomes available at the site of drug action in the human body. Typically, the determination of bioavailability is performed through the collection and laboratory analysis of blood, urine or other specimens. However, for certain drug products which are not absorbed or are minimally absorbed, for example ointments and creams, the determination of bioavailability must be performed using special procedures and equipment. Drug manufacturers are required to include information obtained from human testing in detailed laboratory and clinical studies as part of applications for approval to market certain new drug products, submitted to regulatory authorities, such as the United States Food and Drug Administration ("FDA"). Bioavailability data is also used to evaluate the adequacy of proposed labeling recommendations regarding dosage and administration of a drug product, to

                                  -2-
define its profile in order to evaluate product reformulations or changes in recommended dosage strength or dosage regimens, and to evaluate and substantiate controlled release claims.

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

     The Company also conducts Phase I clinical trials - primarily safety studies on new drugs - for the innovator pharmaceutical industry and for biotechnology firms.

     The clinical portions of studies are conducted pursuant to testing plans, called protocols, which are designed to reflect the specific characteristics of the active drug ingredients being tested. The Company employs experts in medicine, pharmacology, analytical chemistry, statistical analysis and data processing to design, evaluate and execute protocols according to current scientific standards and governmental regulatory requirements.

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

     For each clinical study the Company uses volunteer study participants. The availability of sufficient numbers of qualified and willing study participants has at times been, and could in the future be, a limitation on the Company's business. In 1997 the Company opened a new screening site in suburban Baltimore. The site is close to two colleges and is expected to expand the Company's access to healthy volunteers.

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

                                  -3-

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

     BIOANALYTICAL LABORATORY SERVICES

     Laboratory analysis determines the amount of drug present in each of the hundreds of biological specimens generated by a given study. Chemists extract the drug and metabolites (compounds into which a drug is broken down inside the body) from a specimen using a mixture of solvents or a specific extraction column. Extracted samples are then processed by the Company's analytical instrumentation, including high performance liquid chromatography, and gas chromatography interfaced with various methods of detection, including mass spectrometry. These instruments, HPLC, HPLC/MS/MS, GC and GC/MS, separate the drug and metabolites from any other remaining substances and have the ability to detect and quantify as little as billionths of a gram of material. This process of extraction and detection is called an assay method. Each drug requires the development of a unique assay method, the accuracy and precision of which must be documented according to current scientific standards to meet FDA requirements. The Company's research and development group develops and validates these unique assay methods.

     The results of these assays are entered into computers maintained by the Company to show the concentration of drug in the blood over time and to determine statistically whether the product being evaluated is equivalent to the already marketed product or other reference material. A detailed report on the results of the analysis is prepared by Company scientists and submitted to the client requesting the test. Following the system used by the FDA for granting approval to market new drug products, the pharmaceutical manufacturer may use the report to support either a New Drug Application ("NDA") or, in the case of generic drugs, an Abbreviated New Drug Application ("ANDA"). In the event that the study results show the product is not bioequivalent, they may provide the basis for additional development work and further bioequivalence studies or the manufacturer may discontinue its NDA or ANDA application.

     The Company also provides bioanalytical laboratory services to innovator drug companies conducting clinical trials around the country. Samples from these trials are sent to the Company's laboratory for analysis.

     Through July 31, 1995, the Company also offered a complete range of stability services for finished dosage form pharmaceuticals. The services were discontinued because they did not fit strategically with the Company's base business.

     CLINICAL TRIAL MANAGEMENT AND MONITORING

     The Company provides project management and monitoring of Phase II, III

                                -4-
and IV clinical trials conducted at remote sites. In the course of such projects the Company's personnel are involved in site and investigator recruitment, patient enrollment, and study monitoring and data collection.

     In studies where the Company is providing Project Management and/or Monitoring services the drug is administered to patients by physicians, referred to as investigators, at hospitals, clinics, or other locations, referred to as sites. Potential investigators may be identified by the drug sponsor or by the Company. The Company generally solicits investigators' participation in the study. The trial's success depends on the successful identification and recruitment of investigators with an adequate base of patients who satisfy the requirements of the study protocol.

     The investigators find and enroll patients suitable for the study. The speed with which trials can be completed is significantly affected by the rate at which patients are enrolled. The Company's personnel closely track the rate of patient enrollment and provide input necessary to ensure that the planned schedule of enrollment is maintained. Prospective patients are required to review information about the drug and its possible side effects, and sign an Informed Consent form to record their knowledge and acceptance of potential side effects. Patients also undergo a medical examination to determine whether they meet the requirements of the study protocol. Patients then receive the drug and are examined by the investigator as specified by the study protocol.

     As patients are examined and tests are conducted in accordance with the study protocol, data are recorded on Case Report Forms (CRFs) and laboratory reports. The data are collected from study sites by specially trained persons known as monitors. The Company's monitors visit sites regularly to ensure study protocol adherence, that the CRFs are completed correctly, and that all data specified in the protocol are collected. The monitors take completed CRFs to be reviewed for consistency and accuracy before their data is entered into an electronic database.

     REGULATORY AFFAIRS SERVICES

     The Company provides comprehensive regulatory services to pharmaceutical and biotechnology companies including: representation with state formularies, pre-audit facility inspections, NDA and ANDA report writing, data assessment, report and literature review, protocol design and development, full statistical data analysis, and liaison with the FDA.

     LIABILITY EXPOSURE

     The Company's clinical research services center on the testing of new and generic (already marketed) drugs on human volunteers pursuant to a study protocol. Clinical research involves a risk of liability for personal injury or death to participants due, among other reasons, to possible unforeseen adverse side effects or improper administration of the drug.

     The Company believes that the risk of liability to participants in clinical research is mitigated by various regulatory requirements, including the role of IRBs and the need to obtain each participant's informed consent. The FDA requires that each human clinical trial be reviewed and approved by the IRB at each study site. The Company has its own independent IRB. This

                                  -5-
is an independent committee that includes both medical and non-medical personnel whose major purpose is to protect the interests and well being of individuals enrolled in the trial. After the trial begins, the IRB monitors compliance with the protocol and measures designed to protect participants, such as the requirement to obtain the informed consent.

     To reduce its potential liability, the Company seeks to obtain indemnity provisions in its contracts with clients and with investigators hired by the Company on behalf of its clients. These indemnities generally do not, however, protect the Company against certain of its own actions such as those involving negligence. Moreover, these indemnities are contractual arrangements that are subject to negotiation with individual clients and the terms and scope of such indemnities can vary from client to client and from study to study. Finally, the financial performance of these indemnities is not secured so that the Company bears the risk that an indemnifying party may not have the financial ability to fulfill its indemnification obligations. The Company could be materially and adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is outside the scope of indemnity or where the indemnity, although applicable, is not performed in accordance with its terms.

     The Company itself does not maintain professional malpractice insurance related to its testing procedures as its medical personnel are required to carry such insurance, and the Company is not a provider of medical care and related services. The Company maintains a general liability policy which provides coverage with a limit of $1,000,000 for each occurrence, an umbrella liability policy which has a limit of $5,000,000 for each occurrence in excess of primary, and a workmen's compensation liability policy which provides coverage of $1,000,000. There can be no assurance that this insurance coverage will be adequate, or that insurance coverage will continue to be available on terms acceptable to the Company.

     GOVERNMENT REGULATION

     The Company's services are conducted for pharmaceutical and biotechnology companies to support their applications for approval to market new "branded" or bioequivalent generic drug products. These companies, and therefore the Company, are subject to extensive regulation by government authorities. Regulatory proceedings which adversely affect the Company's clients have affected and could continue to adversely affect the Company's business. The repeal or significant alteration of some or all of the laws or regulations requiring testing of the type performed by the Company could have a material adverse effect on the Company's business. However, regulatory changes which require additional or more complex testing to be performed in support of the drug approval process could significantly
enhance the Company's business.   Management believes that legislation and
regulation, on balance, have a favorable impact on the demand for its services by providing sponsors and manufacturers of new drugs with additional requirements which increase the need for outsourcing.

     The services provided by the Company and the activities of its clients are ultimately subject to FDA regulation in the U.S. and comparable agencies in other countries. The Company is obligated to comply with FDA requirements governing activities such as obtaining informed consents, verifying qualifications of investigators, complying with Standard Operating

                                  -6-

Procedures (SOPs), reporting adverse reactions to drugs, and maintaining thorough and accurate records. The Company must maintain source documents for each study for specified periods. Such documents are frequently reviewed by the study sponsor during visits to the Company's facility and may be reviewed by the FDA during audits. Non-compliance with FDA regulations can result in the disqualification of data collected during a study.

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

     COMPETITION

     The Company competes primarily against other CROs and pharmaceutical companies' own in-house research departments. The CRO industry is highly fragmented, with approximately twenty "full service" CROs and many small specialty providers. In recent years, several large full service CROs have emerged some of which have substantially greater capital and other resources, are better known and have more experienced personnel than the Company. The recent trend towards industry consolidation is likely to result in heightened competition among the larger CROs. The Company competes in a specialty niche segment of the overall market where total size and "full service" are less important competitive factors than in the overall CRO industry. Clients choose to use the Company, or a direct competitor, on the basis of prior experience with the Company, its reputation for quality of the service provided, the ability to schedule the specific study in a time frame which meets the client's needs, scientific and technical capability and the price of the services performed. The Company believes it competes favorably in these areas.

     CLIENTS

     The Company has served most of the leading U.S. and Canadian generic drug firms and several of the leading U.S. and European pharmaceutical companies. The Company's clients also include companies which utilize biotechnology and other emerging technologies to develop new drugs.

     The Company has in the past derived, and may in the future derive, a significant portion of its revenue from a relatively limited number of major clients. Concentrations of business in the CRO industry are not uncommon and the Company is likely to experience such concentration in future years. For the years ended June 30, 1997, 1996 and 1995, one customer contributed in excess of 10% of contract revenue, accounting for 29%, 27% and 11%, respectively, of contract revenue.

     While an individual client may represent a significant percent of revenues, these revenues are the result of the sum of a number of different

                                  -7-
contracts during the year. While the complete loss of a significant client could have a material adverse effect on the Company, the termination or loss of any one contract would typically not have a material adverse effect on the Company's results of operations.

     EXPORT SALES

     The Company conducts studies for a number of companies outside of the U.S., primarily in Canada and Europe, in addition to many domestic companies. This work is billed and paid in U.S. dollars, so there is no currency exchange risk to the Company. The Company has recognized revenue of $3,221,000, $3,301,000, and $2,208,000, for the years ended June 30,
1997, 1996 and 1995, respectively, from its clients outside of the United
States.

     BACKLOG

     The Company maintains a backlog of its business, representing studies underway in-house, for which revenue has not yet been recognized, and studies that have been awarded to the Company by its various clients but have yet to begin. At June 30, 1997, the backlog was approximately $6.0 million. At June 30, 1996, the Company's backlog was approximately $4.0 million. The Company expects to recognize revenue from studies included in the June 30, 1997, backlog during fiscal 1998 and future fiscal years.

     EMPLOYEES

     At July 31, 1997, the Company had 151 employees (58 of whom were part-time employees), of which 9 hold Ph.D. or M.D. degrees and 11 others hold masters degrees. The Company does not have collective bargaining agreements with any of its employees and considers its employee relations to be satisfactory.

     BUSINESS CONSIDERATIONS

     Certain statements contained in this Annual Report on Form 10-K are forward looking statements that have been made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are numerous risks and uncertainties which may cause the Company's actual results in future periods or plans for future periods to differ materially from the forward-looking statements contained herein. Those risks include, among others, (1) general economic conditions, (2) conditions affecting the pharmaceutical industry and the generic drug industry in particular, and (3) consolidation resulting in increased competition within the Company's market, as well as certain other risks described herein.


ITEM 2.  PROPERTIES

     The Company's principal executive offices are located in Baltimore, Maryland, where it owns a building containing approximately 142,000 square feet of space of which approximately 117,000 square feet are utilized in the Company's operations. The remaining space, consisting of two unfinished floors in the seven story 302 W. Fayette Street building, could be made available for expansion of the Company's operations when necessary. The

                                  -8-
building contains a consolidated analytical chemistry laboratory, a controlled live-in clinical facility with a 120 bed capacity, and corporate-wide information and data management systems. Substantially all of the Company's assets, including the building, collateralize the Company's borrowing agreements with NationsBank, N.A. (see Notes C and E to the Financial Statements).

     The Company also leases 1,000 square feet of office space in a Baltimore suburb for utilization as a screening location to provide more convenient access for students attending two nearby colleges, as well as for local residents and those for whom a suburban location is more convenient.


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

      (b) Other Material Legal Proceedings

     On January 24, 1997, the Company was notified that it may have incurred liability or may incur liability under Section 107(a) of the Comprehensive Environmental Response, Compensation and Liability Act, as amended (CERCLA), 42 U.S.C. Section 9607(a), in connection with the RAMP industries Site in Denver, Colorado. The Environmental Protection Agency (the "EPA") has identified approximately 800 entities that shipped wastes to the site and is conducting an investigation of the source, extent and nature of the release or threatened release of hazardous substances, pollutants or contaminants, or hazardous wastes, on or about the RAMP Industries Site. It is believed that the Company may have disposed of 15 cubic feet, or two drums, of waste at this site. Management is unable to estimate at this time the Company's portion of such costs, but based on information available to date, management does not believe that the resolution of this matter will be material to the Company's financial position, results of operations, or cash flows.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                                   NONE


                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company's Common Stock is currently traded in the over-the-counter market and is quoted on the OTC Bulletin Board (OTCBB: PKLB). The trading

                                  -9-
market for the Company's stock is limited and sporadic. The following table sets forth the high and low bid prices of the Common Stock for the fiscal periods indicated and as reported through the OTC Bulletin Board.

                             Year Ended                    Year Ended
                            June 30, 1997                 June 30, 1996
                           --------------                --------------
             Quarter         High    Low                  High    Low
             -------       ------- ------                ------ -------
             First         $ 21/32 $ 5/16                $ 9/16 $ 11/32
             Second           5/8   13/32                 15/32    1/4
             Third            7/16   3/8                   7/16   11/32
             Fourth           3/8   .245                   1/2    11/32

     Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The approximate number of shareholders of record at September 2, 1997, was 1,107.

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


ITEM 6:  SELECTED FINANCIAL DATA

                                       Years ended June 30,
                    -------------------------------------------------------
                       1997        1996       1995       1994       1993
                    ---------- ----------- ---------- ---------- ----------
Revenues            $9,597,536 $10,962,160 $9,893,762 $8,847,674 $8,718,246

Earnings (loss):
 Before
  extraordinary item ($109,513)   $778,895   $127,827   $204,851 ($197,947)
Extraordinary item           -           -          -          -  $107,016

Net earnings (loss)  ($109,513)   $778,895   $127,827   $204,851  ($90,931)

Earnings (loss)
  per share:
 Before
  extraordinary item    ($0.01)      $0.06      $0.01      $0.02    ($0.02)
 Extraordinary item          -           -          -          -      0.01

Net earnings (loss)
  per share             ($0.01)      $0.06      $0.01      $0.02    ($0.01)

Weighted average
  shares outstanding 12,195,891 12,319,646 12,598,102 12,780,687 10,719,615


                                  -10-

Total Assets         $5,958,732 $6,622,959 $6,553,348 $6,163,128 $6,198,151

Working capital
  (deficiency)         $282,538   $411,498   ($63,474)  $262,632   $831,114

Long-term
  liabilities        $1,538,945 $1,784,876 $2,074,109 $2,437,373 $2,866,072

Stockholders' equity $2,438,241 $2,547,754 $1,768,859 $1,540,669 $1,364,898
---------------------------------------------------------------------------
Notes to Selected Financial Data:

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     PharmaKinetics Laboratories, Inc. ("the Company") is a contract research organization ("CRO") providing a range of clinical research and development services to the worldwide pharmaceutical industry and to the biotechnology industry in the development of prescription and non-prescription drug products. The Company also provides bioanalytical laboratory services and management and monitoring of clinical trials conducted at remote sites, including ancillary services such as protocol and case report form design, data management and biostatistics and regulatory consulting. The nature of the Company's services and recurring business with major clients results in the Company having clients whose business could account for 10% or more in a fiscal year. From year to year, the specific clients may change. Since the Company's inception in 1976, the Company has assisted pharmaceutical clients with over 900 Abbreviated New Drug ("ANDA") and New Drug ("NDA") Approvals which were received as a result of the conduct of over 2,000 studies. The Company's services are provided in accordance with regulations, promulgated by the United States Food and Drug Administration ("FDA"), as well as submissions to the Canadian Health Protection Branch ("HPB"), which govern clinical trials and the drug approval process.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, items in the Statements of Operations as percentages of total revenue and the increase (decrease) by each item as a percentage of the amount for the previous period:

                                  -11-

                          Percentage of            Period to Period
                          Total Revenues                 Change
                       ---------------------      -------------------
                                                    1997       1996
                        Years ended June 30,          Compared to
                        1997    1996    1995        1996       1995
                       -----   -----   -----       -----      -----
Contract revenue        91.3%   95.5%   93.5%      (16.3)%     13.2%
License fees             8.7     4.5     6.5        69.1      (23.8)
                       -----   -----   -----       -----      -----
Total                  100.0   100.0   100.0       (12.4)      10.8
Cost of contracts       73.5    66.5    68.9        (3.2)       7.0
                       -----   -----   -----       -----      -----
Gross margin            26.5    33.5    31.1       (30.7)      19.2
Research
  and development        4.7     3.6     4.2        12.6       (5.5)
Selling, general
  and administrative    21.4    20.9    22.2       (10.2)       4.3
                       -----   -----   -----       -----      -----
Operating income         0.4     9.0     4.7       (95.9)     112.7
Interest expense        (1.9)   (2.0)   (2.6)      (16.7)     (13.2)
Interest income          0.4     0.4     0.4       (11.1)      (3.5)
Loss on disposal
  of equipment             -    (0.2)      -      (100.0)         -
Loss on sale
  of investments           -       -    (1.0)          -     (100.0)
Write-down
  of investments           -       -    (0.5)          -     (100.0)
                       -----   -----   -----       -----      -----
Earnings (loss)
  before taxes         (1.1)     7.1     1.0      (114.0)     690.9
Income taxes              -        -    (0.3)     (100.0)     115.4
                       -----   -----   -----       -----      -----
Net earnings (loss)    (1.1)%    7.1%    1.3 %    (114.1)%    509.3%
                       =====   =====   =====       =====      =====

1997 COMPARED TO 1996

     Total revenue decreased 12.4% from $11.0 million in fiscal 1996 to $9.6 million in fiscal 1997. The decrease was primarily attributable to weakness in the generic drug market early in the year, caused by an industry-wide downturn and continued consolidation of generic drug industry clients, and failure to meet certain internal time lines resulting in delayed revenue recognition for projects not completed by June 30, 1997. The Company has made progress in accomplishing its goals to increase the amount of clinical revenue generated from major pharmaceutical and biotechnology firms;
initiate new clinical trial management contracts; and acquire its second
LC/MS/MS instrument for utilization in its laboratory. The Company's contract revenue decreased 16.3% for fiscal 1997, compared to fiscal 1996.

     License fee income of $834,000 was recorded in fiscal 1997, compared to $493,000 in fiscal 1996. The Company will continue to receive license fee income, based on clients' sales of their approved drug products, through the

                                  -12-

expiration of the license fee agreements, the first of which will expire early in fiscal 1998 and the second of which will expire in fiscal 2000. In addition, the Company began receiving license fees under its third agreement with another of its clients which received approval from the FDA to manufacture and market Sucralfate Tablets. The client received approval to market its drug in April 1996 and commenced sales in November 1996. The
Company expects to receive payments for a minimum of eight years from the date of approval. License fee income from sales of this third product accounted for the increase in license fee income, notwithstanding a decline in license fee income from the other two license fee arrangements. The
Company believes it is unlikely that its clients will wish to utilize license fee arrangements in the future as compensation for work performed.
As a result of this trend, contract revenues, rather than licensing income, will continue to be the primary source of revenues.

     The Company's gross margin decreased 30.7% from $3.7 million in fiscal
1996 to $2.5 million in fiscal 1997. As a percentage of revenue, the Company's gross margin decreased from 33.5% in fiscal 1996 to 26.5% in fiscal 1997, on a 12.4% decrease in total revenue. The decrease in gross margin is indicative of the fact that fixed costs, relative to employee salaries and other operating expenses, remained at similar levels as revenues decreased. Measures to bring costs and staffing levels in line with current levels of business were implemented in January 1997.

     Selling, general and administrative expenses totaled $2.1 million for fiscal 1997, compared to $2.3 million in fiscal 1996, representing a 10.2% decrease. As a percentage of revenue, selling, general and administrative expenses were 20.9% in fiscal 1996 and 21.4% in fiscal 1997. The Company effected certain staff reductions for administrative personnel in September
1995. The fact that these positions have not been filled has contributed to the decrease in expenses for fiscal year 1997, offset by increased compensation and increased operating costs.

     Research and development expenses increased 12.6% from $397,000 in fiscal 1996 to $447,000 in fiscal 1997. The Company has continued to invest in its research and development effort in 1997 in an effort to bring new analytical methods on-line to meet client demands. In addition, in August
1996, the Company acquired its first LC/MS/MS instrument for its laboratory and has invested in research and development to bring the instrument on-line and to develop methods for utilization in future studies. The Company believes that these investments will result in the generation of new business and an improvement in its competitive position.

     Interest expense decreased 16.7% from $223,000 in fiscal 1996 to $186,000 in fiscal 1997. The decrease is primarily attributable to decreases in the Company's interest bearing obligations.

     No provision for income taxes has been recorded in fiscal 1997, compared to minimal amounts for Alternative Minimum Tax obligations in fiscal 1996. The Company has available tax loss carryforwards of approximately $5,319,000, expiring in 2006 through 2010, and general business credits of approximately $1,433,000, expiring during the period
1999 to 2009.


                                  -13-

1996 COMPARED TO 1995

     Total revenue increased 10.8% from $9.9 million in fiscal 1995 to $11.0 million in fiscal 1996. The increase was primarily attributable to the Company's increased marketing efforts and timely completion of several studies in the fourth quarter of fiscal 1996. During fiscal 1996, the Company continued to expand its client list, diversify its services and perform multiple studies for several of its clients. Contract revenue increased 13.2% for fiscal 1996, compared to fiscal 1995. Revenue growth in the current fiscal year demonstrates continued growth in volume, despite the Company's decision in July 1995 to discontinue its offering of Stability and Dissolution services.

     License fee income of $493,000 was recorded in fiscal 1996, compared to $647,000 in fiscal 1995. License fee income, based on clients' sales of approved drugs, will continue through the expiration of the license fee agreements, the first of which will expire during fiscal 1998 and the second of which will expire in fiscal 2000.

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

     Selling, general and administrative expenses totaled $2.3 million for fiscal 1996, compared to $2.2 million in fiscal 1995, representing a 4.2% increase. As a percentage of revenue, selling, general and administrative expenses were 20.9% in fiscal 1996 and 22.2% in fiscal 1995. Selling, general and administrative expenses increased due to the increased compensation and related expenses associated with the growth of the Company's administrative staff and certain non-recurring business development costs.

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

     Interest expense decreased 13.2% from $257,000 in fiscal 1995 to $223,000 in fiscal 1996. The decrease is primarily attributable to decreases in the Company's interest bearing obligations. In addition, the rate of interest on the Company's long-term debt has been favorably impacted by reductions in the prime rate of interest of NationsBank, N.A., 8.25% at June 30, 1996, compared to 9.00% at June 30, 1995. Also, on a discretionary basis, the Company has made and expects to continue to make accelerated principal payments relative to its term note payable to the Bank.

                                  -14-

     During fiscal year 1996, the Company sold idle equipment from its Stability and Dissolution services group. The sale of the equipment generated proceeds of $71,400 and a net loss of $17,172.

     Income tax expense of $4,400 was recorded in fiscal 1996. The tax arises from the impact of the Alternative Minimum Tax. At June 30, 1996, the Company had tax loss carry forwards of approximately $3,885,000, expiring in 2006 through 2009, and general business credits of approximately
$1,432,500, expiring during the period 1999 through 2009.


LIQUIDITY AND CAPITAL RESOURCES

     On June 30, 1997, the Company had cash and equivalents of $556,000 compared to $990,000 at June 30, 1996. The decrease in cash is the result of contractual and discretionary payments on long-term debt and capital lease obligations and the purchase of equipment for utilization in the Company's operating units. The Company invested $249,000 in capital equipment purchases, $195,000 of which was paid in cash with the remaining
$54,000 financed through capital leases. The capital leases have terms expiring through fiscal 2000. The Company made principal payments of $145,000 on its long-term debt obligations during fiscal 1997. On a discretionary basis, the Company has made and expects to continue to make accelerated principal payments relative to its term note payable to NationsBank, N.A.

     At June 30, 1997, the Company was not in compliance with its cash flow ratio as required by the terms of the note. The Bank has granted a waiver for the Company's lack of compliance on this covenant. At the time the waiver was granted, the Company's term note payable to the Bank was amended.
The note, which had previously borne interest at the rate of the Bank's prime rate plus one-half percent, now bears interest at the rate of the Bank's prime rate plus three-quarters percent. This change was effective
August 1997.

     The Company's primary source of funds is cash flow from operations, which decreased by $554,000 in fiscal 1997 from fiscal 1996, principally as a result of the Company's 1997 results of operations as compared to 1996.
The Company also has available a $500,000 line of credit from NationsBank, N.A. which has not been drawn upon. Terms of the Company's line of credit include advances against eligible receivables, interest at the Bank's prime rate of interest and cash pledges equal to amounts advanced.

     As of June 30, 1997, the Company's stockholders' equity totaled
$2,438,000 compared to $2,548,000 at June 30, 1996. The Company had working capital of $283,000 at June 30, 1997, compared to working capital of $411,000 at June 30, 1996. The decrease in working capital reflects the decrease in cash balances caused by the Company's poor performance during fiscal 1997. The Company's performance in fiscal 1997 can be attributed to weakness in the generic drug market and failure to meet certain internal time lines resulting in delayed revenue recognition for projects not completed by June 30, 1997.

     The Company is currently negotiating to lease its second state-of-the-art laboratory instrument, a LC/MS/MS, delivered to the Company in the first

                                  -15-

quarter of fiscal 1998.  The cost of the instrument approximates $360,000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

              Not applicable to this registrant in 1997




                    REPORT OF INDEPENDENT ACCOUNTANTS
                               _____________



To the Directors and Stockholders of
     PharmaKinetics Laboratories, Inc.


     We have audited the financial statements and financial statement schedule of PharmaKinetics Laboratories, Inc. listed in the index on page 29 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PharmaKinetics
Laboratories, Inc. as of June 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





                                              COOPERS & LYBRAND, L.L.P.



Baltimore, Maryland
August 14, 1997

                                  -16-

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   PHARMAKINETICS LABORATORIES, INC.
                      STATEMENTS OF OPERATIONS
                                                 Years ended June 30,
                                        -----------------------------------
                                           1997         1996        1995
                                        ----------  -----------  ----------
Revenues                                $9,597,536  $10,962,160  $9,893,762

Cost of contracts                        7,053,560    7,289,138   6,813,576
                                        ----------   ----------  ----------
  Gross profit                           2,543,976    3,673,022   3,080,186
Selling, general
  and administrative expenses            2,057,212    2,290,828   2,199,365
Research and development expenses          446,677      396,741     420,049
                                        ----------   ----------  ----------
  Earnings from operations                  40,087      985,453     460,772

Interest expense                          (185,817)    (223,028)   (257,018)
Interest income                             36,217       40,748      42,207
Gain (loss) on disposal of equipment             -      (19,848)      1,315
Loss on sale of investments                      -            -    (101,479)
Write-down of investments                        -            -     (46,750)
                                        ----------   ----------  ----------
  Earnings (loss) before income taxes     (109,513)     783,325      99,047

Provision for (benefit of) income taxes          -        4,430     (28,780)
                                        ----------   ----------  ----------
  Net earnings (loss)                    ($109,513)    $778,895    $127,827
                                        ==========   ==========  ==========

Net earnings (loss) per share               ($0.01)       $0.06       $0.01
                                        ==========   ==========  ==========
Weighted average shares outstanding     12,195,891   12,319,646  12,598,102
                                        ==========   ==========  ==========

                                  -17-

                   PHARMAKINETICS LABORATORIES, INC.
                            BALANCE SHEETS
                                                          June 30,
                                                 -------------------------
                                                    1997           1996
                                                 ----------     ----------
ASSETS
Current Assets:
  Cash and equivalents                             $556,040       $955,526
  Restricted cash and equivalents                         -         34,875
  Accounts receivable                             1,014,538      1,248,293
  Contracts in process                              503,163        336,930
  Prepaid expenses                                  190,343        126,203
                                                 ----------     ----------
     Total Current Assets                         2,264,084      2,701,827

Property, plant and equipment, net                3,654,132      3,862,710
Other assets                                         40,516         58,422
                                                 ----------     ----------
     Total Assets                                $5,958,732     $6,622,959
                                                 ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt                $206,588       $143,616
  Accounts payable and accrued expenses             912,686      1,213,403
  Deposits on contracts in process                  862,272        933,310
                                                 ----------     ----------
     Total Current Liabilities                    1,981,546      2,290,329

Long-term debt                                    1,500,231      1,708,417
Other liabilities                                    38,714         76,459
                                                 ----------     ----------
     Total Liabilities                            3,520,491      4,075,205
                                                 ----------     ----------
Commitments and Contingent Liabilities
Stockholders' Equity:
  Preferred stock, no par value; 1,500,000
    shares authorized and unissued                        -              -
  Common stock, $.001 par value; authorized,
    25,000,000 shares; issued and outstanding
    12,195,891 shares                                12,196         12,196
  Additional paid-in capital                     12,013,701     12,013,701
  Accumulated deficit                            (9,587,656)    (9,478,143)
                                                 ----------     ----------
     Total Stockholders' Equity                   2,438,241      2,547,754
                                                 ----------     ----------
     Total Liabilities and Stockholders' Equity  $5,958,732     $6,622,959
                                                 ==========     ==========
----------------------------------------------------------------------------
See notes to financial statements.

                                  -18-

                   PHARMAKINETICS LABORATORIES, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY
                                                Years ended June 30,
                                       ------------------------------------
                                           1997         1996         1995
                                       ----------   ----------   ----------
COMMON STOCK
Balance, beginning of year                $12,196      $12,196      $12,396
Stock canceled                                  -            -         (200)
                                       ----------   ----------   ----------
Balance, end of year                       12,196       12,196       12,196
                                       ----------   ----------   ----------
(Shares outstanding: 12,195,891 at
  June 30, 1997, 1996 and 1995.)

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year             12,013,701   12,013,701   12,113,501
Stock subscription canceled                     -            -      (99,800)
                                       ----------   ----------   ----------
Balance, end of year                   12,013,701   12,013,701   12,013,701
                                       ----------   ----------   ----------

ACCUMULATED DEFICIT
Balance, beginning of year             (9,478,143) (10,257,038) (10,384,865)
Net earnings (loss)                      (109,513)     778,895      127,827
                                       ----------   ----------   ----------
Balance, end of year                   (9,587,656)  (9,478,143) (10,257,038)
                                       ----------   ----------   ----------

NOTE RECEIVABLE ON
  COMMON STOCK SUBSCRIBED
Balance, beginning of year                      -            -     (101,283)
Note canceled                                   -            -      100,000
Interest accrued                                -            -       (6,000)
Interest received                               -            -        7,283
                                       ----------   ----------   ----------
Balance, end of year                            -            -            -
                                       ----------   ----------   ----------

TOTAL STOCKHOLDERS' EQUITY             $2,438,241   $2,547,754   $1,768,859
                                       ==========   ==========   ==========
----------------------------------------------------------------------------
See notes to financial statements.


                                  -19-

                   PHARMAKINETICS LABORATORIES, INC.
                      STATEMENTS OF CASH FLOWS
                                                  Years ended June 30,
                                           --------------------------------
                                              1997       1996        1995
                                           ---------  ---------  ----------
Cash flows from operating activities:
  Net earnings (loss)                      ($109,513)  $778,895    $127,827
  Adjustments to reconcile net earnings
   (loss) to net cash provided (used)
   by operating activities:
   Depreciation and amortization             457,785    405,703     312,875
   Recovery of doubtful accounts                   -          -      (9,450)
   (Gain) loss in disposal of equipment            -     19,848      (1,315)
   Loss on sale of investments                     -          -     101,479
   Write-down of investments                       -          -      46,750
   Changes in operating assets
    and liabilities:
     Accounts receivable                     233,755   (473,609)     40,628
     Contracts in process                   (166,233)   358,429    (176,390)
     Prepaid expenses                        (64,140)   (62,522)    (14,093)
     Refundable income taxes                       -     29,364     (29,364)
     Accounts payable and accrued expenses  (306,386)  (327,781)     61,935
     Deposits on contracts in process        (71,038)  (200,237)    378,372
     Other liabilities                             -          -    (204,729)
                                           ---------  ---------  ----------
Net cash provided (used)
  by operating activities                    (25,770)   528,090     634,525
                                           ---------  ---------  ----------
Cash flows from investing activities:
  Payments for purchases
   of property and equipment                (195,367)  (164,474)   (410,885)
  Proceeds from sale of equipment                  -     71,400       4,300
  Proceeds from sale of investments                -          -      69,747
                                           ---------  ---------  ----------
Net cash used by investing activities       (195,367)   (93,074)   (336,838)
                                           ---------  ---------  ----------
Cash flows from financing activities:
  Payments on long-term debt                (145,214)  (304,264)   (273,153)
  Payments for capital lease obligations     (85,916)  (224,169)    (15,298)
  Other assets                                17,906          -           -
                                           ---------  ---------  ----------
Net cash used by financing activities       (213,224)  (528,433)   (288,451)
                                           ---------  ---------  ----------
Increase (decrease) in cash and equivalents (434,361)   (93,417)      9,236
Cash and equivalents, beginning of year      990,401  1,083,818   1,074,582
                                           ---------  ---------  ----------
Cash and equivalents, end of year           $556,040   $990,401  $1,083,818
                                           =========  =========  ==========
Supplemental Schedule of Non-Cash Transactions
Fixed assets acquired
   through capital leases                    $53,840   $347,167    $214,903
----------------------------------------------------------------------------
See notes to financial statements.

                                  -20-

                   PHARMAKINETICS LABORATORIES, INC.
                     NOTES TO FINANCIAL STATEMENTS


A.  ORGANIZATION AND BASIS OF PRESENTATION

     PharmaKinetics Laboratories, Inc. (the "Company") is a contract research organization ("CRO") providing a range of clinical research and development services to the worldwide pharmaceutical industry and to the biotechnology industry in the development of prescription and non-prescription drug products. The Company also provides bioanalytical laboratory services and management and monitoring of clinical trials conducted at remote sites, including ancillary services such as protocol and case report form design, data management and biostatistics and regulatory consulting. The Company has historically focused its business development efforts on generic pharmaceutical companies in the United States ("U.S.") and Canada, and has more recently expanded its clients to include several of the innovator pharmaceutical and biotechnology companies in the U.S. and Europe.

     The Company operates principally in one industry segment, the testing and related research of pharmaceutical products. Revenues include contract revenue and revenue from licensing technologies under special agreements whereby the Company receives license fees based upon the clients' actual product sales. At June 30, 1997, the Company had three license fee agreements from which it received license fee income. The Company began receiving license fees under its third license fee arrangement in November 1996. Based upon actual client sales, license fee income of $833,701, $493,076, and $647,308 was recorded during fiscal years ended June 30, 1997, 1996, and 1995, respectively. License fee income, based on clients' sales of approved drugs, will continue through the expiration of the license fee agreements, the first of which will expire early in fiscal 1998.

B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

     Revenues associated with testing services, which are short-term in duration, are earned and recognized upon completion of all required clinical and laboratory analysis. Operating revenue attributable to the performance of long-term testing is recorded by contract by determining the status of work performed to date in relation to total services to be provided. Revenues under fixed-rate contracts include a proration of the earnings expected to be realized on the contract based upon the ratio of costs incurred to estimated total costs. Projected losses on contracts are provided for in their entirety when known.

     For the years ended June 30, 1997, 1996, and 1995 one client contributed in excess of 10% of contract revenue, accounting for 29%, 27% and 11% of contract revenue, respectively.

     The Company conducts studies for a number of companies outside of the U.S., primarily in Canada and Europe, in addition to many domestic companies. This work is billed and paid in U.S. dollars, so there is no currency exchange risk to the Company. The Company has recognized revenue

                                   -21-
of $3,221,000, $3,301,000, and $2,208,000, for the years ended June 30,
1997, 1996 and 1995, respectively, from its clients outside of the United
States.

Contracts in Process and Deposits on Contracts

     Contracts in process includes direct and indirect costs related to contract performance. Deposits on contracts represent interim payments. Upon completion of contracts, the customer is billed for the total contract amount less any deposits or interim payments.

Earnings (Loss) per Share

     Earnings (loss) per share is determined by dividing net earnings by the weighted average number of common stock and dilutive common stock equivalent shares outstanding. Outstanding stock options granted under the Company's stock option plans and other grants outside of the Company's plans are considered common stock equivalents for the purpose of earnings (loss) per share data; however, they are excluded from fiscal 1997 calculations because the effect of their inclusion would be anti-dilutive.

Cash and Equivalents

     Cash equivalents consist of highly liquid investments with an original maturity of ninety days or less.

     Restricted cash at June 30, 1996, of $34,875 represented an amount held in escrow for payment of post-confirmation administrative claims. The amount was returned to the Company's general funds in September 1996.

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

     Five of the Company's customers account for 63.6% of the outstanding accounts receivable balance at June 30, 1997. In addition, 34.5% of the outstanding accounts receivable balance at June 30, 1997 was from clients outside of the U.S.

Property, Plant and Equipment

     Property, plant and equipment are stated at the lower of cost or net realizable value. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.

     Estimated useful lives of the Company's furniture and equipment approximate five years, and its building and improvements range from fifteen to thirty-six years.


                                  -22-

Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying currently enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Valuation allowances are established when the deferred tax assets are not currently assured of realization.

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

     During fiscal 1995, the Company reversed a previous accrual for unemployment insurance assessments on study participant compensation as a result of a favorable ruling from Maryland's Board of Appeals, which had the effect of increasing income before taxes by $232,719.

New Accounting Standards Adopted

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", establishes accounting and reporting standards for stock based employee compensation plans. Accordingly, no compensation cost has been recognized for the stock option plans consistent with previous accounting under APB No. 25. Effective July 1, 1996, the Company adopted the disclosure only provisions of this Statement.

      Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets and Assets to be Disposed of", adopted by the Company for its current fiscal year, requires that long lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adoption of this standard had no impact on the Company's financial statements.

New Accounting Standards

     In February 1997, the Financial Accounting Standards Board issued the following Statements of Financial Accounting Standards: No. 128 regarding Earnings per Share and No. 129 regarding Capital Structure. These require the Company to present basic and diluted earnings per share in the financial statements and make certain disclosures about the Company's capital structure. The Company must adopt the requirements of these Standards in the financial statements for periods ending after December 15, 1997. Adoption of these Standards is not expected to have a material impact on the Company's financial presentation and disclosure.


                                  -23-

     Also during 1997, the Financial Accounting Standards Board issued the following Statements of Financial Accounting Standards that will impact the Company's financial statement presentation and disclosure: No. 130 regarding Reporting Comprehensive Income and No. 131 regarding Segment Reporting. The Company will adopt these Standards as prescribed in fiscal 1999.

C. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, at June 30, is summarized as follows:
                                              1997          1996
                                           ----------    ----------
     Land                                    $200,000      $200,000
     Building and improvements              2,880,085     2,876,430
     Furniture and equipment                2,461,118     2,215,566
                                           ----------    ----------
                                            5,541,203     5,291,996
     Less: accumulated depreciation        (1,887,071)   (1,429,286)
                                           ----------    ----------
                                           $3,654,132    $3,862,710
                                           ==========    ==========

     Assets held under capital lease at June 30, 1997 and 1996, were $289,990 and $535,400, respectively. Accumulated amortization of assets held under capital lease at June 30, 1997 and 1996, was $119,267, and $94,230, respectively.

     During fiscal year 1996, the Company wrote off certain fully depreciated assets with an historical cost basis of $748,538. In addition, idle equipment was sold, generating cash proceeds of $71,400 and a loss of $17,172. These assets had an historical cost basis of $156,359.

D.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     At June 30, accounts payable and accrued expenses consisted of the following:
                                              1997          1996
                                           ----------    ----------
     Trade accounts payable                  $488,522      $293,001
     Accrued payroll and related expenses      94,647       341,768
     Other accrued expenses                   329,517       578,634
                                           ----------    ----------
                                             $912,686    $1,213,403
                                           ==========    ==========

E. DEBT

At June 30, long-term debt consisted of the following:
                                              1997          1996
                                           ----------    ----------
     Note payable                          $1,706,819    $1,852,033
     Less: current portion                   (206,588)     (143,616)
                                           ----------    ----------
                                           $1,500,231    $1,708,417
                                           ==========    ==========

                                   -24-

     The Company has a note payable to NationsBank, N.A. and a $500,000 working capital borrowing facility. Terms of the note and credit facility provide for interest at the Bank's prime rate (8.50% at June 30, 1997) plus an additional one-half percent on the note payable only. Terms of the Company's line of credit include advances against eligible receivables and cash pledges equal to amounts advanced. The note has a five year amortization schedule with equal monthly payments of $25,000 for principal and interest. In May 1998, the Company will have the option to pay the remaining principal balance over a three year period or to refinance the note. The borrowing agreements are collateralized by substantially all of the Company's assets, place restrictions on borrowings and investments, and require maintenance of specified amounts of working capital, net worth and cash flow ratios. The carrying value of the note approximates its current value at June 30, 1997.

     At June 30, 1997, the Company was not in compliance with its cash flow ratio as required by the terms of the note. The Bank has granted a waiver for the Company's lack of compliance on this covenant. At the time the waiver was granted, the Company's term note payable to the Bank was amended. The note, which had previously borne interest at the rate of the Bank's prime rate plus one-half percent, now bears interest at the rate of the Bank's prime rate plus three-quarters percent. This change was effective August 1997.

     Cash payments for interest were $181,722, $362,946, and $248,148, in fiscal 1997, 1996, and 1995, respectively.

     The long-term debt matures as follows:

                                              Year ending June 30,
                                              -------------------
                                               1998       206,588
                                               1999       487,680
                                               2000       532,105
                                               2001       480,446
                                                       ----------
                                                       $1,706,819
                                                       ----------
     On a discretionary basis, the Company has made and expects to continue to make accelerated principal payments relative to its term note payable to the bank.

F. INCOME TAXES

     The Company's expenses for and benefit from income taxes results from the impact of alternative minimum tax charges and credits.


Deferred tax balances are comprised of the following:



                                  -25-

                                             Year ended June 30,
                                          ------------------------
                                             1997          1996
                                          ----------    ----------
Deferred tax assets:
     Property, plant and equipment          $388,964      $508,225
     Accrued liabilities                      20,644        73,973
     Net operating loss carryforwards      2,074,466     1,515,251
     Alternative minimum tax credits           4,095         4,095
     General business credits              1,432,538     1,432,538
                                          ----------    ----------
Total deferred tax assets                  3,920,707     3,534,082
     Less:  valuation allowance           (3,920,707)   (3,534,082)
                                          ----------    ----------
Deferred income taxes per balance sheet   $        -    $        -
                                          ==========    ==========

     Based on the weight of evidence available at June 30, 1997, in management's opinion, a full valuation allowance is required to be recorded against the Company's deferred income tax assets.

     At June 30, 1997, the Company had tax loss carryforwards of approximately $5,319,000, expiring in 2006 through 2010, and general business credits of approximately $1,433,000, expiring during the period 1999 through 2009.

     The principal differences between the actual effective tax rate and the statutory federal tax rate are as follows:

                                               Year ended June 30,
                                           -------------------------
                                            1997      1996      1995
                                           -----     -----     -----
Statutory rate                              34.0%     34.0%     34.0%
State income taxes - net of federal benefit  4.9       4.9       4.9
Alternative minimum tax                        -        .8         -
Alternative minimum tax credits                -       (.2)    (29.0)
Loss carryforwards                         (38.9)    (38.9)    (38.9)
                                           -----     -----     -----
Effective rate                                 -%       .6%    (29.0)%
                                           =====     =====     =====

     The Company made cash payments for income taxes in fiscal years ended June 30, 1997, and 1995, in the amounts of $5,800 and $5,000, respectively. The Company received a refund for income taxes of $29,000 in the fiscal year ended June 30, 1996.

G. COMMITMENTS AND CONTINGENT LIABILITIES

Leases

     On October 1, 1996, the Company commenced an operating lease for a LC/MS/MS for utilization in its analytical laboratory. The terms of the lease include an original instrument cost of $358,000, 36 monthly payments of approximately $10,200 and an end-of-lease-term option to retain or return the instrument. Lease expense for all operating leases, including leases with

                                  -26-
terms of less than one year, amounted to $168,000, $50,700 and $106,000 for the years ended June 30, 1997, 1996 and 1995, respectively. The future expected payout of leases with terms in excess of one year is as follows:

                             Year ending June 30,
                             -------------------

                                   1998                    $175,678
                                   1999                     166,352
                                   2000                      54,078
                                   2001                       7,925
                                   2002                       2,054
                                                           --------
                                                           $406,087
                                                           ========

     The Company has entered into capital lease arrangements for the purchase of furniture and equipment in the amount of $289,990. The current and long-term portions of the capital lease obligations are in accounts payable and accrued expenses and other liabilities, respectively. The future expected payout of these capital leases is as follows:

                             Year ending June 30,
                             -------------------

                                   1998                     $95,019
                                   1999                      29,695
                                   2000                      12,664
                                   less: interest portion   (13,388)
                                                           --------
                                                           $123,990
                                                           ========

Legal Proceedings

     On January 24, 1997, the Company was notified that it may have incurred liability or may incur liability under Section 107(a) of the Comprehensive Environmental Response, Compensation and Liability Act, as amended (CERCLA), 42 U.S.C. Section 9607(a), in connection with the RAMP industries Site in Denver, Colorado. The Environmental Protection Agency (the "EPA") has identified approximately 800 entities that shipped wastes to the site and is conducting an investigation of the source, extent and nature of the release or threatened release of hazardous substances, pollutants or contaminants, or hazardous wastes, on or about the RAMP Industries Site. It is believed that the Company may have disposed of 15 cubic feet, or two drums, of waste at this site. Management is unable to estimate at this time the Company's portion of such costs, but based on information available to date, management does not believe that the resolution of this matter will be material to the Company's financial position, results of operations, or cash flows.

H. CAPITAL STOCK AND STOCK PLANS

Preferred Stock

     The Board of Directors is authorized to issue up to 1,500,000 shares of

                                  -27-
preferred stock at such time or times, in such series, with such designations, preferences, or other special rights, as it may determine.

Stock Option Plans

     The Company has stock option plans under which incentive and non-qualified stock options may be granted to key employees. As of June 30, 1997, the plans provide for the delivery of up to 2,569,900 shares of common stock upon exercise of options granted at no less than the fair market value of the shares on the date of grant. The options may be granted for terms up to but not exceeding ten years and are generally fully vested after five years from the date granted.

     In November 1996, the Board of Directors elected to discontinue cash compensation for its non-employee directors and to adopt a Non-Employee Directors Stock Option Plan effective November 25, 1996. Each non-employee director shall be granted options to purchase 120,000 shares of the Company's Common Stock, at the fair market value of the stock on the effective date of the grant, which shall vest in four equal installments of one-quarter over four years. The first year's grant will be pro-rated for directors joining the Board after the effective date. The first installment shall vest on the effective date of the grant. Thereafter, on the date of each of the next three annual meetings of stockholders at which elections to the Board are conducted, an installment of 30,000 shares shall vest in each serving director who is reelected to the Board. The Plan shall be administered by the Board or the Compensation Committee established by the Board and provides that the number of shares of Stock that may be issued pursuant to options granted under the Plan shall not exceed in the aggregate 600,000 shares. As of June 30, 1997, there were 352,500 options outstanding under this Plan. The Plan will be submitted to stockholders for ratification at the next Annual Meeting of Stockholders.

     In addition to the options described above, the Company has granted Non-qualified options to purchase 284,600 shares of the Company's Common Stock to non-employees. The options were granted at fair market value of the stock on the effective date of the grant and were considered vested on the effective date of the grant.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and has continued to account for its stock based compensation in accordance with the provisions of APB No. 25. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company' stock option plans been determined based on the fair value at the date of grant for awards in 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net earnings (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                              1997          1996
                                           ---------     ---------
Net earnings (loss) - as reported          ($109,513)     $778,895
Net earnings (loss) - pro forma            ($151,314)     $768,078
Earnings (loss) per share - as reported       ($0.01)        $0.06
Earnings (loss) per share - pro forma         ($0.01)        $0.06


                                   -28-

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted in 1997 and 1996:

                                              1997          1996
                                           ---------     ---------
Expected option life                         5 years       5 years
Expected annual volatility                     59.7%         78.6%
Risk-free interest rate                         6.48%         6.12%
Dividend yield                                   .00%          .00%

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferrable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate, therefore, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

      The status of stock options is summarized as follows:

                                                        Weighted
                                                         Average
                         Option                Number     Price     Options
                           Price               of Shares  per Share Exercisable
                 --------------------------   --------- --------- -----------
Balance
 June 30, 1994   ($0.28 - $5.25 per share)      988,467     $0.61    539,884

    Granted      ($0.44 - $0.7813 per share)    155,900     $0.51
    Exercised                                         -         -
    Forfeited    ($0.625 - $1.0625 per share)   (63,300)    $0.70
                                              ---------
Balance
 June 30, 1995   ($0.28 - $5.25 per share)    1,081,067     $0.59    792,660

    Granted      ($0.4375 - $0.50 per share)    281,700     $0.48
    Exercised                                         -         -
    Forfeited    ($0.4375 - $1.50 per share)   (172,700)    $0.64
                                              ---------
Balance
 June 30, 1996   ($0.28 - $5.25 per share)    1,190,067     $0.56    863,434

    Granted      ($0.36 - $0.5469 per share)    725,600     $0.47
    Exercised                                         -         -
    Forfeited    ($0.315 - $2.00 per share)    (311,992)    $0.59
                                              ---------
Balance
 June 30, 1997   ($0.28 - $5.25 per share)    1,603,675     $0.51    788,975
                                              =========

     The following table summarizes information about stock options outstanding at June 30, 1997:

                                   -29-

                          Options outstanding           Options exercisable
                 -----------------------------------  -----------------------
  Range              Number       Weighted    Weighted     Number     Weighted
   of             outstanding     average     average   exercisable   average
exercise              at         remaining    exercise       at      exercise
 prices            June 30,     contractual    price      June 30,     price
                     1997           life                    1997
----------------------------------------------------  -----------------------
     $                              years        $                        $
0.28 - 1.00       1,527,775          6.9        0.47       715,325       0.47
1.01 - 5.25          75,900          4.9        1.44        73,650       1.45
----------------------------------------------------   -----------------------
0.28 - 5.25       1,603,675          6.8        0.51       788,975       0.56

     Options exercised to date total 710,012. Of the options exercised to date, 200,000 shares were returned to the Company and canceled when a note receivable for common stock subscribed was canceled effective June 30, 1995.

     As of June 30, 1997, the Company has reserved 1,603,675 shares of Common Stock for future issuance under authorized options and grants.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
                                   NONE

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company and their ages, positions and years of service are as follows:

DIRECTORS

Name, Age, and Year
in which first
Elected a Director     Business Experience
---------------------  --------------------------------------------------------
Thomas F. Kearns, Jr.  Retired from Bear Stearns, Inc. in 1987; Director of
60 (1995)              Biomet, Inc., Fibrogen, Inc. and OnGard Systems,
                       Inc.; Trustee of the University of North Carolina
                       Foundation and Endowment Fund.

James K. Leslie         President and Chief Executive Officer of PharmaKinetics
52 (1995)              Laboratories, Inc., since July 1995;  Executive Vice
                       President and Chief Operating Officer from June 1995 to July 1995; President and Chief Executive Officer of BioFin, Inc., a start-up biotechnology company from July 1993 to June 1995; President and Chief Executive
                       Officer of SICPA Industries of America from 1991 to
                       1992; and President and Chief Operating Officer of
                       Ecogen, Inc. from 1988 - 1990.  Education - M.B.A.
                       (with distinction), Harvard Business School, Boston,
                       Massachusetts, 1969; B.SC., Chemical Engineering
                       (First Class Honors), University of Edinburgh,
                       Edinburgh, Scotland, 1967.

                                   -30-

Roger C. Thies         Director of Hyman, Phelps and McNamara, P.C.
53 (1991)              representing a broad range of clients on legal issues
                       concerning food, drug, medical devices, and cosmetic law and legislation since 1988; Vice President and General Counsel of G.D. Searle managing all of the company's legal matters from 1986 to 1988.

Grover C. Wrenn        Chairman and CEO of Better Health Network, Inc.,
54 (1997)              a provider of consumer health information to physician
                       waiting rooms in more than 30 media markets since
                       1996.  Previously, President and CEO of Ensys
                       Environmental Products, Inc. from 1995 to 1996 and prior to that President and CEO of Applied Bioscience
                       International from 1990 to 1995.  Director of
                       Strategic Diagnostics, Inc. and Laidlaw
                       Environmental Services.

     The Board of Directors has an Audit Committee and a Compensation Committee, each consisting of all directors who are not employees of the Company. The Board of Directors does not have a Nominating Committee.

EXECUTIVE OFFICERS
                                Position with the Company   Employed  Officer
Name                       Age  and principal occupation       Since    Since
-------------------------- ---  --------------------------  --------  -------
Christopher H. Hendy, Ph.D.  37  Vice President Clinical          1993     1993
                                Evaluation Services since         (1)
                                December 1993; Director of
                                Clinical Research of
                                ICON Clinical Research from
                                February 1993 to December
                                1993; Managing Director of
                                Harris Labs Ltd from April
                                1991 to February 1993; and
                                Manager of European Project
                                Management of Otsuka
                                Pharmaceutical Co., Ltd from
                                April 1988 to April 1991.
                                Education - Ph.D.,
                                Neurophysiology, Imperial
                                College, University of London,
                                1987; B.SC.., Zoology, Imperial
                                College, University of London,
                                1982.

Taryn L. Kunkel              36  Vice President, Chief Financial  1990     1991
                                Officer and Treasurer since
                                February 1991; Controller from
                                November 1990 to February 1991;
                                and Director of Financial Analysis
                                from July 1990 to November 1990.
                                Education - M.A.S., Management,
                                Johns Hopkins University,
                                Baltimore, Maryland 1989; B.S.,
                                Accounting (Magna Cum Laude),
                                Loyola College, Baltimore,
                                Maryland 1983.  C.P.A.
                                   -31-

Elizabeth A. Lane, Ph.D.     52  Vice President Biopharmaceutics  1988     1992
                                and Regulatory Affairs since May
                                1992; Director of Pharmacokinetics
                                and Regulatory Affairs from
                                September 1988 to May 1992.
                                Education - Ph.D., Pharmaceutical
                                Sciences, University of Washington,
                                Seattle, Washington, 1981; B.S.
                                Pharmacy, University of Washington,
                                Seattle, Washington, 1973; B.Pharm.,
                                University of Sydney, Australia,
                                1965.

James K. Leslie              52  President and Chief Executive    1995     1995
                                Officer since July 1995;
                                Executive Vice President and
                                Chief Operating Officer
                                from June 1995 to July 1995;
                                President and Chief Executive
                                Officer of BioFin, Inc., a start
                                up biotechnology company from
                                July 1993 to June 1995; President
                                and Chief Executive Officer of
                                SICPA Industries of America from
                                1991 to 1992; and President and
                                Chief Operating Officer of Ecogen,
                                Inc. from 1988 - 1990.  Education
                                - M.B.A. (with distinction),
                                Harvard Business School, Boston,
                                Massachusetts, 1969;
                                B.SC., Chemical Engineering (First
                                Class Honors), University of
                                Edinburgh, Edinburgh, Scotland,
                                1967.

Vernon D. Parker, Ph.D.      49  Vice President Clinical Services 1997     1997
                                since January 1997; Director,     (2)
                                Clinical Pharmacology from 1995
                                to 1997 of Wyeth-Ayerst Research;
                                Associate Director, Clinical
                                Pharmacology from 1990 to 1995,
                                and Assistant Director,
                                Clinical Pharmacology from 1988
                                to 1990 also at Wyeth-Ayerst
                                Research.  Education - Ph.D.,
                                Clinical Pharmacy with a minor
                                in pharmacology, Purdue
                                University School of Pharmacy,
                                West Lafayette, Indiana,
                                1983; M.S., Pharmacology and
                                Physiology, Tuskegee
                                University School of Veterinary
                                Medicine, Tuskegee, Alabama, 1976;
                                B.S. Pharm., Pharmacy with a minor
                                in chemistry, Florida A&M
                                University School of Pharmacy,
                                Tallahassee, Florida, 1970.
                                  -32-

James M. Wilkinson II, Ph.D. 45  Vice President Analytical        1996     1996
                                Laboratory Services since
                                July 1996;  Associate Director,
                                Pharmaco International, Inc.
                                Analytical Laboratory Division
                                from December 1992 to June 1996.
                                Education - Postdoctoral Associate,
                                University of Washington,
                                Seattle, Washington, 1979;
                                Ph.D., Organic Chemistry, Duke
                                University, Durham, North Carolina,
                                1978; B.S., Chemistry, Virginia
                                Military Institute, Lexington,
                                Virginia, 1974.

(1) Dr. Hendy resigned his position with the Company effective September 24, 1996.
(2)  Dr. Parker joined the Company on January 3, 1997.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based on the Company's review of copies of reporting forms received by it, the Company believes that during the fiscal year ended June 30, 1997, all applicable filing requirements were complied with, except that one report, a Form 4, was filed late by Mrs. Kunkel.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE OFFICERS

     The following table sets forth, for the Company's last three fiscal years, the cash compensation paid or accrued by the Company, as well as certain other compensation paid or accrued for those years, to its Chief Executive Officer and other executive officers whose remuneration exceeded $100,000 for the fiscal year ended June 30, 1997.


                                  -33-

                             SUMMARY COMPENSATION TABLE
                                Annual Compensation
                             --------------------------
                                                            Long-term   All
                                                          Compensation  Other
                                                          ------------  -----
                                                      Other Securities  All
                                                       Annual Underlying Other
Name and                      Fiscal  Salary   Bonus   Comp.  Options   Comp.
Principal Position             Year    ($)      ($)    ($)(1)    (#)    ($)(2)
----------------------------- ------ -------  -------  -------   -------  -----
James K. Leslie (3)            1997  150,000       -    6,000  100,000      -
President, CEO                 1996  124,000  87,043    6,000  100,000      -
and Director                   1995    4,700       -      230  120,000      -

Christopher H. Hendy, Ph.D.(4) 1997   28,700       -    1,500        -      -
Vice President                 1996  102,000  32,226    6,000        -      -
Clinical Evaluation Services   1995  102,000       -    6,000   10,000      -

Elizabeth A. Lane, Ph.D.       1997  100,000       -        -        -      -
Vice President                 1996   88,000  10,742        -        -      -
Biopharmaceutics and           1995   85,000       -    3,000        -      -
Regulatory Affairs

Vernon D. Parker, Ph.D. (5)    1997   51,000       -    2,500   60,000  3,600
Vice President                 1996        -       -        -        -      -
Clinical Evaluation Services   1995        -       -        -        -      -

James M. Wilkinson II, Ph.D.   1997  106,000       -    6,000   70,000  7,000
Vice President                 1996        -       -        -        -      -
Analytical Laboratory Services 1995        -       -        -        -      -

(1) Other Annual Compensation includes personal benefits provided by the Company.
(2) Other compensation includes amounts paid for relocation and related expenses.
(3)  Mr. Leslie joined the Company in June 1995.
(4)  Dr. Hendy resigned from the Company effective September 24, 1996.
(5) Dr. Parker joined the Company on January 3, 1997. Dr. Parker's annual salary for fiscal 1997 was $105,000, plus other compensation of $5,000.

SEVERANCE AGREEMENTS

     The Company has severance agreements with Mr. Leslie and Mrs. Kunkel, Vice President and Chief Financial Officer, respectively. The Agreements, which are identical, provide for continuance of their respective annual base salaries for a period of twelve (12) months from the date of termination if such termination occurs at any time during a two (2) year period after a "Significant Transaction" or a "Change of Board Composition", and is for reasons other than "Just Cause", such terms being defined in the Agreements. Upon termination, the Agreements also provide for accelerated vesting of all stock options and the option to extend the exercise period of such options.
The Agreements were effective April 22, 1997. As of June 30, 1997, benefits payable would be approximately $156,000 for Mr. Leslie and approximately $90,500 for Mrs. Kunkel.

                                  -34-

STOCK OPTIONS

     The following table sets forth information concerning the grant of stock options under the Company's 1996 Incentive Stock Option Plan during fiscal 1997 to the executive officers named in the Summary Compensation Table.

                             OPTION GRANTS IN LAST FISCAL YEAR
                                     INDIVIDUAL GRANTS

                                       % of Total
                                       Options
                             Options   Granted to     Exercise or
                             Granted   Employees in   Base Price   Expiration
Name                         (#)(1)    Fiscal Year    ($/share)    Date
------------------------------------------------------------------------------

James K. Leslie               100,000      13.8%       $0.469         7/01/06
Vernon D. Parker, Ph.D.        60,000       8.3%       $0.4531        1/13/07
James M. Wilkinson II, Ph.D.   70,000       9.6%       $0.469         7/01/06

(1) All options were granted under the 1996 Incentive Stock Option Plan. All options vest over a four year period from the date of grant and all options expire ten years from the date of grant, if not exercised earlier.

     The following table sets forth information related to the number and value of options held by four of the Company's executive officers. No options were exercised during the fiscal year ended June 30, 1997.

    AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                              Value of
                                              Number of       Unexercised
                         Shares               Unexercised     In-the-Money
                         Acquired ($)         Options at      Options at
                         in       Value       FY-End (#)      FY-End ($)(1)
Name                     Exercise Realized    Exer. Unexer.   Exer.   Unexer.
-------------------------------------------------------------------------------
Elizabeth A. Lane, Ph.D.      -       -      75,000        -       -         -
James K. Leslie               -       -      85,000  235,000       -         -
Vernon D. Parker, Ph.D.       -       -           -   60,000       -         -
James M. Wilkinson II, Ph.D.  -       -           -   70,000       -         -

(1)  The exercise price of all options exceeded market value at June 30, 1997.


DIRECTOR COMPENSATION

     Each member of the Board of Directors who is not an employee of the Company, except one, received a monthly retainer of $1,366.66 and reimbursement of expenses for attendance at meetings during the period July 1, 1996 through November 30, 1996. One director opted to forego his monthly retainer for personal reasons. Two of the directors serving the Company during this time period did not stand for reelection to the Board of Directors at the Company's Annual Meeting of Stockholders on November 25, 1996.

                                  -35-

     Subsequent to the Annual Meeting of Stockholders on November 25, 1996 the Company instituted a stock option plan covering non-employee directors pursuant to which each director shall be granted options to purchase 120,000 shares at the fair market value of the Stock on the effective date of the grant, which shall vest in four equal installments of 30,000 shares over four years. The first year's installment shall vest on the effective date of the grant and shall be prorated for directors joining the Board after the effective date of November 25, 1996, but shall in no event be less than 15,000 shares. Thereafter, on the date of each of the next three annual meetings of stockholders at which elections to the Board are conducted, an installment of 30,000 shares shall vest in each serving director who is reelected to the Board. The Plan shall be administered by the Board and provides that the number of shares of Stock that may be issued pursuant to Options granted under the Plan shall not exceed 600,000 shares. Currently there are options covering 352,500 shares outstanding under this Plan. Although the Plan, by its terms, became effective on November 25, 1996, no options granted under this Plan may be exercised unless and until the Plan has been approved by the vote of the holders of a majority of the shares of Common Stock of the Company represented in person or by proxy at the Company's next annual meeting of shareholders.

     Each member of the Board of Directors who is not an employee of the Company continues to receive reimbursement of expenses for attendance at meetings.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of September 2, 1997, regarding stock ownership of management and owners of 5% or more of the Company's Common Stock:
                                           Beneficial Ownership
                                  ------------------------------------
                                    Number of               Percent of
Name & Address                     Shares Owned            Shares Owned
--------------                     ------------            ------------
R.A. Mackie and Co., L.P.               173,593                    1.4%
18 North Astor Street
Irvington, NY 10533

Robert A. Mackie, Jr.                   898,383                    7.4%
18 North Astor Street
Irvington, NY 10533

Allen and Company, Incorporated         843,155                    6.9%
Allen Holding Inc.
711 Fifth Avenue
New York, NY 10022

Thomas F. Kearns                         69,078 (1)                 (3)
Elizabeth A. Lane, Ph.D.                 75,000 (1)                 (3)
James K. Leslie                         245,000 (1)(2)             2.0%
Roger C. Thies                           44,600 (1)                 (3)
James M. Wilkinson II, Ph.D.             17,500 (1)                 (3)
Grover C. Wrenn                          22,500 (1)                 (3)

All directors and officers as a group   563,678 (1)                4.5%

                                  -36-

(1) Includes shares of stock which directors and officers have exercisable rights to acquire as of or within 60 days of June 30, 1997, through the exercise of options, in the amount of 30,000 shares for Mr. Kearns; 75,000 shares for Dr. Lane; 135,000 shares for Mr. Leslie; 44,600 shares for Mr. Thies; 17,500 shares for Dr. Wilkinson; 22,500 shares for Mr. Wrenn;
     and 414,600 shares for all directors and officers as a group.
(2) Of the total shares, 10,000 shares are held in the estate of Mary Hogan Leslie for which Mr. Leslie is a beneficiary. Mr. Leslie serves as executor of the estate.
(3)  Less than 1%.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On September 20, 1996, Dr. Wilkinson executed a non-interest bearing Promissory Note in favor of the Company in the amount of $20,000. Dr. Wilkinson may earn the forgiveness of the principal balance of the note upon successful completion of specific goals and objectives over a five year period. None of the principal was forgiven for the fiscal year ended June 30, 1997. This financial accommodation was made to Dr. Wilkinson in connection with recruitment for his position.


                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                  Page(s)
(a)1.  FINANCIAL STATEMENTS

       Report of Independent Accountants                            16
       Statements of operations for each of the three years         17
          in the period ended June 30, 1997
       Balance sheets at June 30, 1997 and 1996                     18
       Statements of stockholders' equity for each of the three     19
          years in the period ended June 30, 1997
       Statements of cash flows for each of the three years         20
          in the period ended June 30, 1997
       Notes to financial statements                                21

   2.  FINANCIAL STATEMENT SCHEDULES

       Schedule II - Valuation and Qualifying Accounts              39

   3.  EXHIBITS

       See Exhibit Index                                            40

(b)    REPORTS ON FORM 8-K

       No reports of Form 8-K were filed during the quarter ended June 30, 1997.





                                  -37-

                                 SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           PHARMAKINETICS LABORATORIES, INC.

Date: September 29, 1997                   By: /s/James K. Leslie
------------------------                   ----------------------
                                           James K. Leslie,
                                           Chief Executive Officer
                                           and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



Date: September 29, 1997                   /s/James K. Leslie
------------------------                   ------------------
                                           James K. Leslie,
                                           Chief Executive Officer,
                                           President and Director
                                           (Principal Executive Officer)

Date: September 29, 1997                   /s/Taryn L. Kunkel
------------------------                   ------------------
                                           Taryn L. Kunkel,
                                           Vice-President and
                                           Chief Financial Officer
                                           (Principal Financial Officer
                                           and Principal Accounting Officer)

Date: September 29, 1997                   /s/Thomas F. Kearns
------------------------                   -------------------
                                           Thomas F. Kearns,
                                           Director

Date: September 29, 1997                   /s/Roger C. Thies
------------------------                   -----------------
                                           Roger C. Thies,
                                           Director

Date: September 29, 1997                   /s/Grover C. Wrenn
------------------------                   ------------------
                                           Grover C. Wrenn,
                                           Director



                                  -38-

                   PHARMAKINETICS LABORATORIES, INC.
                             SCHEDULE II
                   VALUATION AND QUALIFYING ACCOUNTS
            FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995


Column A         Column B          Column C           Column D     Column E
---------------  ----------  -----------------------  -----------  ----------
                 Balance at  Charged to  Charged to                Balance at
                 Beginning   Costs and   Other                     End
Description      of Period   Expense     Accounts     Deductions   of Period
---------------  ----------  ----------  -----------  -----------  ----------

Valuation
  Allowance
  Deferred
  Tax Assets

     1997        $3,534,082           -     $386,625            -  $3,920,707
     1996        $3,866,842           -    ($332,760)           -  $3,534,082
     1995        $4,341,980           -    ($475,138)           -  $3,866,842


Notes:

(a)  Represents charges to deferred tax asset account.


See Note F to Financial Statements.















                                  -39-

                             EXHIBIT INDEX

Exhibit No.

2. Disclosure Statement (incorporated by reference to Exhibit 2 of the Company's 8-K filing on April 6, 1993).

3.(a) Articles of Incorporation as amended (incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993).
  (b) Bylaws, as amended (incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30,
      1989).

10.   Material Contracts

    (a) PharmaKinetics Laboratories, Inc. Incentive Stock Option Plan (incorporated by reference to Registration Statement on Form S-8, No. 33-51840).
    (b) PharmaKinetics Laboratories, Inc. 1996 Incentive Stock Option Plan (incorporated by reference to Registration Statement on Form S-8,
        No. 333-19865).
    (c) PharmaKinetics Laboratories, Inc. Non-qualified Employee Stock Option Plan (incorporated by reference to Registration Statement on Form S-8, No. 33-51838).
    (d) PharmaKinetics Laboratories, Inc. 1996 Non-Employee Director's Stock Option Plan (filed herewith).
    (e) Severance Agreement, dated April 15, 1997, between the Company and James K. Leslie (filed herewith).
    (f) Severance Agreement, dated April 15, 1997, between the Company and Taryn L. Kunkel (filed herewith).
    (g) Promissory Note, dated September 20, 1996, from James M. Wilkinson II, Ph.D. in favor of the Company (filed herewith).
    (h) Loan documents dated May 13, 1993, between Maryland National Bank (now, NationsBank, N.A.) and PharmaKinetics Laboratories, Inc. (incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993).
         (i) Amended and Restated Insurance Agreement
        (ii) Partnership/Joint Venture Borrowing Authority
       (iii) Unconditional Guaranty of Payment
        (iv) Security Agreement
         (v) Commercial Promissory Note
        (vi) Collateral Pledge Agreement
       (vii) Note
      (viii) Indemnity Deed of Trust
        (ix) Indemnity Deed of Trust
         (x) Financing Statement
        (xi) Loan Agreement
    (i) First Amendment to Loan Agreement, dated May 11, 1995, between NationsBank, N.A. and PharmaKinetics Laboratories, Inc. (incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995).
    (j) First Commercial Promissory Note Modification Agreement dated May 11, 1995, between NationsBank, N.A. and PharmaKinetics Laboratories, Inc. (incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995).

                                  -40-

    (k) First Note Modification Agreement dated May 11, 1995, between NationsBank, N.A. and PharmaKinetics Laboratories, Inc. (incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995).
    (l) Second Amendment to Loan Agreement, dated June 20, 1996, between NationsBank, N.A. and PharmaKinetics Laboratories, Inc. (incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996).
    (m) Second Commercial Promissory Note Modification Agreement, dated November 30, 1996, between NationsBank, N.A. and PharmaKinetics Laboratories, Inc. (filed herewith).
    (n) Third Amendment to Loan Agreement, dated November 30, 1996, between NationsBank, N.A. and PharmaKinetics Laboratories, Inc. (filed herewith).
    (o) Second Note Modification Agreement dated August 1, 1997, between NationsBank N.A. and PharmaKinetics Laboratories, Inc. (filed herewith).
    (p) Fourth Amendment to Loan Agreement, dated August 1, 1997, between NationsBank, N.A. and PharmaKinetics Laboratories, Inc. (filed herewith).

11. Computations of net earnings per common share (filed herewith).

21. List of subsidiaries of registrant (incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995).

23. Consent of Independent Accountants (filed herewith).

27. Financial Data Schedule (filed herewith).

99. (a) Court Order approving Debtor's Amended Plan of reorganization (incorporated by reference to the Company's 8-K filing on April 6, 1993).
    (b) Court Order approving Application for Final Decree (incorporated by reference to Exhibit 99 (b) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996).


















                                  -41-