Form 10-Q
period 1997-09-30
PHARMAKINETICS LABORATORIES INC
filed 1997-11-14
CIK 351506

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q
       (Mark one)
         [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1997

                                  OR
         [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                    Commission file number 0-11580.

                   PHARMAKINETICS LABORATORIES, INC.
        (Exact name of registrant as specified in its charter)

            Maryland                            52-1067519
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
 incorporation or organization)

                        302 West Fayette Street
                       Baltimore, Maryland  21201
                (Address of principal executive offices)
                              (Zip Code)

                            (410) 385-4500
          (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___.

            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
              PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _X_ No___.

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 12,195,891 common shares were outstanding as of November 4, 1997.

                  PHARMAKINETICS LABORATORIES, INC.
                             FORM 10-Q

                               INDEX

                                                              Page No.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Statements of Operations for the three months ended
         September 30, 1997 and 1996 (unaudited)                 3

         Balance Sheets at September 30, 1997 (unaudited) and
         June 30, 1997                                           4

         Statements of Cash Flows for the three months ended
         September 30, 1997 and 1996 (unaudited)                 5

         Notes to Financial Statements (unaudited)               6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations           7


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                        9

Signatures                                                      10




















                              -2-

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                   PHARMAKINETICS LABORATORIES, INC.
                       STATEMENTS OF OPERATIONS
                             (Unaudited)

                                             Three Months Ended
                                               September 30,
                                         --------------------------
                                             1997          1996
                                         ------------  ------------
Revenues                                  $ 3,414,648   $ 2,329,426

Cost of Contracts                           2,323,760     1,610,104
                                         ------------  ------------
     Gross Profit                           1,090,888       719,322

Selling, general and
     administrative expenses                  509,540       533,059
Research and development expenses             118,073       103,747
                                         ------------  ------------
     Earnings from operations                 463,275        82,516

Interest expense                              (45,407)      (52,508)
Interest income                                10,618        10,737
                                         ------------  ------------
Earnings before income taxes                  428,486        40,745
Provision for income taxes                          -             -
                                         ------------  ------------
Net earnings                              $   428,486   $    40,745
                                         ============  ============

Net earnings per share:
     Primary                              $      0.04   $      0.00
                                         ============  ============
     Primary shares outstanding            12,238,242    12,450,838
                                         ============  ============
     Fully diluted                        $      0.03   $      0.00
                                         ============  ============
     Fully diluted shares outstanding      12,265,512    12,570,138
                                         ============  ============

-------------------------------------------------------------------
                See notes to financial statements.





                              -3-

                   PHARMAKINETICS LABORATORIES, INC.
                           BALANCE SHEETS

                                             September 30,    June 30,
                                                  1997          1997
                                             ------------- -------------
                                              (unaudited)
ASSETS
Current Assets:
  Cash and equivalents                       $    905,725  $    556,040
  Accounts receivable                           1,572,964     1,014,538
  Contracts in process                            546,157       503,163
  Prepaid expenses                                328,186       190,343
                                             ------------  ------------
     Total Current Assets                       3,353,032     2,264,084
Property, plant and equipment, net              3,877,548     3,654,132
Other assets                                       44,016        40,516
                                             ------------  ------------
     Total Assets                            $  7,274,596  $  5,958,732
                                             ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt          $    281,150  $    206,588
  Accounts payable and accrued expenses         1,353,018       912,686
  Deposits on contracts in process              1,355,012       862,272
                                             ------------  ------------
     Total Current Liabilities                  2,989,180     1,981,546
Long-term debt                                  1,389,060     1,500,231
Other liabilities                                  29,629        38,714
                                             ------------  ------------
     Total Liabilities                          4,407,869     3,520,491
                                             ------------  ------------
Commitments and Contingent Liabilities
Stockholders' Equity:
  Preferred stock, no par value; 1,500,000
   shares authorized and unissued                       -             -
  Common stock; $.001 par value; authorized,
   25,000,0000 shares; issued and outstanding,
   12,195,891 shares                               12,196        12,196
  Additional paid-in-capital                   12,013,701    12,013,701
  Accumulated deficit                          (9,159,170)   (9,587,656)
                                             ------------  ------------
     Total Stockholders' Equity                 2,866,727     2,438,241
                                             ------------  ------------
     Total Liabilities and
         Stockholders' Equity                $  7,274,596  $  5,958,732
                                             ============  ============
-----------------------------------------------------------------------
                See notes to financial statements.

                              -4-

                   PHARMAKINETICS LABORATORIES, INC.
                       STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                Three Months Ended
                                                   September 30,
                                            --------------------------
                                                1997          1996
                                            ------------  ------------
Cash flows from operating activities:
  Net earnings                              $    428,486  $     40,745
  Adjustments to reconcile net earnings
   to net cash provided (used) by
   operating activities:
   Depreciation and amortization                 143,693       111,038
   Changes in operating assets
   and liabilities:
    Accounts receivable                         (561,926)      158,491
    Contracts in process                         (42,994)     (195,885)
    Prepaid expenses and other assets           (137,843)      (77,175)
    Accounts payable and accrued expenses        116,537      (146,993)
    Deposits on contracts in process             492,740        (4,942)
    Other liabilities                                  -       (21,415)
                                            ------------  ------------
Net cash provided (used) by
  operating activities                           438,693      (136,136)
                                            ------------  ------------
Cash flows from investing activities:
  Payment for purchase of
    property and equipment                       (27,037)     (112,881)
                                            ------------  ------------
Net cash used by investing activities            (27,037)     (112,881)
                                            ------------  ------------
Cash flows from financing activities:
  Payments on long-term debt                     (36,609)      (33,799)
  Payments on capital lease obligations          (25,362)     (114,722)
                                            ------------  ------------
Net cash used by financing activities            (61,971)     (148,521)
                                            ------------  ------------
Increase (decrease) in cash and equivalents      349,685      (397,538)
Cash and equivalents, beginning of period        556,040       990,401
                                            ------------  ------------
Cash and equivalents, end of period         $    905,725  $    592,863
                                            ============  ============
Supplemental Cash Flow Information:
  Cash Paid for Interest                    $     44,541  $     47,949
  Cash Paid for Income Taxes                $          -  $      4,500
----------------------------------------------------------------------
                See notes to financial statements.

                              -5-

                   PHARMAKINETICS LABORATORIES, INC.
                     NOTES TO FINANCIAL STATEMENTS
                              (Unaudited)

Basis of Presentation

     The statements of operations for the three months ended September 30, 1997 and 1996, the balance sheet as of September 30, 1997, and the statements of cash flows for the three months ended September 30, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997, and for all periods presented, have been made. The balance sheet at June 30, 1997 has been derived from the audited financial statements as of that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's fiscal 1997 Form 10-K.

     The Company operates principally in one industry segment, the testing of pharmaceutical products and related services. Revenues include contract revenue and revenue from license fees under special agreements whereby the Company receives license fees based upon the clients' actual product sales.

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

New Accounting Standards

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 regarding earnings per share. This Statement requires the Company to present basic and diluted earnings per share in the financial statements. The Company must adopt the requirements of this Standard in the financial statements for the year ending June 30, 1998. Adoption of this Standard is not expected to have a material impact on the Company's earnings per share.





                              -6-

Subsequent Event

     On November 7, 1997, the Company filed a Form 8-K stating that on October 24, 1997, the Company entered into an agreement in principle with a group of investors which includes Aster.Cephac, CAI Capital Corporation and Leslie B. Daniels, collectively the Aster Group, which agreement could result in a change of control of the Company. The Agreement contemplates, among other things, a transaction in which the Company would raise $5,000,000 in cash through the sale in a private placement to the Aster Group of (I) 833,300 shares of a newly created class of convertible preferred stock and (ii) warrants to purchase 6.25 million shares of the Company's common stock, $0.001 par value per share, at an exercise price of $1.20 per share. In addition, the definitive agreement is expected to provide for an exchange of certain bioanalytical methods, shared development of software for laboratory information management, and the Aster Group's representation on the Company's Board of Directors. In the event that the Company causes the transactions contemplated by the Agreement not to close by December 31, 1997, the Company will issue to the Aster Group 2.75 million warrants to purchase its common stock at an exercise price of $0.60 per share.


PART I.
Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

Results of Operations

     The Company's revenues of $3,414,648 for the three month period ended September 30, 1997 increased 46.6% from $2,329,426 for the same period in the prior year. Included in the Company's revenue is license fee income of $287,182 and $117,260, for the three month periods ended September 30, 1997, and 1996, respectively. License fee income, based on clients' sales of approved drugs, will continue through the expiration of the license fee agreements, the first of which will expire early in fiscal 1998, and the second of which will expire in fiscal 2000. In addition, the Company began receiving license fees in November 1996 under its third agreement with another of its clients which received approval from the FDA to manufacture and market Sucralfate Tablets. The client received approval to market its drug in April 1996 and commenced sales in November 1996. The Company expects to receive payments for a minimum of eight years from the date of approval. License fee income from sales of this third product accounted for the increase in license fee income, notwithstanding a decline in license fee income from the other two license fee arrangements. The Company believes it is unlikely that its clients will wish to utilize license fee arrangements in the future as compensation for work performed. As a result of this trend, contract revenues, rather than licensing income, will continue to be the primary source of revenues.




                              -7-

     The increase in the Company's revenues for the three month period ended September 30, 1997, compared to the same period in 1996, resulted from strong license fee revenues from Sucralfate and the impact of availability of the Company's new LC/MS/MS technology. The Company has made progress in accomplishing its goals to increase the amount of revenue generated from innovator pharmaceutical and biotechnology companies, compared to revenue generated from contracts with generic companies, and to initiate new clinical trial management contracts.

     The Company's gross profit increased 51.7% for the three month period ended September 30, 1997, to $1,090,888, compared to $719,322 for the same period of the prior year. Gross profit as a percentage of revenue increased to 32.0% for the three month period ended September 30, 1997, compared to 30.9% for the same period of the prior year. The increase in gross margin for the current period reflects the increase in license fees and completion of the Company's first full study on its newly acquired LC/MS/MS instrument.

     Selling, general and administrative expenses of $509,540 for the three month period ended September 30, 1997, decreased 4.4%, compared to $533,059 for the same period of the prior year. However, the Company is actively recruiting personnel for certain vacant positions within the Company which have contributed to the overall lower selling, general and administrative expenses, notwithstanding increased compensation and operating expenses.

     Research and development expenses of $118,073 for the three month period ended September 30, 1997, increased 13.8%, compared to $103,747 for the same period of the prior year due to increased development efforts in the Company's research and development group related to its LC/MS/MS instrumentation. In September 1997, the Company acquired its second LC/MS/MS instrument for its laboratory and has invested in research and development to bring the instrument on-line and to develop methods for utilization in future studies. The Company believes that these investments will result in the generation of new business and an improvement in its competitive position.

     No provision for income taxes has been recorded. The Company has available unused operating loss and business tax credit carryforwards.


Liquidity and Capital Resources

     The Company's primary source of funds continues to be funds generated from operations. The increase in the cash balances of the Company of $349,685 at September 30, 1997, is attributable to the generation of funds from operations, offset by payments on long-term debt and lease obligations and funds used to acquire equipment. The
Company's term note payable to the bank has certain financial ratio and cash flow covenants with which the Company is currently in compliance.


                              -8-

At September 30, 1997, the Company had available $905,725 in current operating cash to meet the needs of its business. The Company also has available a $500,000 line of credit through its primary secured lender, which was unused as of September 30, 1997. Terms of the Company's line of credit include advances against eligible receivables, interest at the Bank's prime rate of interest and cash pledges equal to amounts advanced.

     At September 30, 1997, the Company reported an increase in its contracts in process account which represents costs incurred for studies for which revenues have not been recognized and which are currently underway. Deposits on contracts in process have also increased indicating an increase in prepayments on contracted studies. Changes in these account balances affect the Company's operating cash flow.

     The Company has acquired and is currently negotiating to lease its second state-of-the-art laboratory instrument, a LC/MS/MS, delivered to the Company in September 1997. The cost of the instrument approximates $340,000.

Cautionary Statement

     In addition to the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, general economic conditions, conditions affecting the pharmaceutical industry and the generic drug industry in particular, and consolidation resulting in increased competition within the Company's market. In addition, the consummation of the transaction described in the Notes to the Financial Statements, under Subsequent Event, is subject to certain conditions. If all conditions are not satisfied or waived, the transaction may not take place.


PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

             Exhibit 11:  Computation of Earnings per Share

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended September 30, 1997.



                              -9-

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   PHARMAKINETICS LABORATORIES, INC.
                                   --------------------------------
                                   Registrant



November 14, 1997                  /s/James K. Leslie
-----------------                  ------------------
Date                               James K. Leslie
                                   Chief Executive Officer
                                   and President


November 14, 1997                  /s/Taryn L. Kunkel
-----------------                  ------------------
Date                               Taryn L. Kunkel
                                   Vice-President and
                                   Chief Financial Officer
























                              -10-