Form 10-Q
period 1997-12-31
PHARMAKINETICS LABORATORIES INC
filed 1998-02-17
CIK 351506

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-Q
        (Mark one)
           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 1997
                                    OR
           [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _X_ No ___

                 APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 12,197,391 common shares were outstanding as of February 9, 1998.



                    PHARMAKINETICS LABORATORIES, INC.
                               FORM 10-Q

                                 INDEX



                                                       Page No.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Statements of Operations for the three             3
         and six months ended December 31, 1997
         and 1996 (unaudited)

         Balance Sheets at December 31, 1997                4
         (unaudited) and June 30, 1997

         Statements of Cash Flows for the                   5
         six months ended December 31, 1997
         and 1996 (unaudited)

         Notes to Financial Statements (unaudited)          6

Item 2.  Management's Discussion and Analysis of            8
         Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds         11

Item 5.  Other Information                                 14

Item 6.  Exhibits and Reports on Form 8-K                  14

Signatures                                                 16










                                   -2-

                       PHARMAKINETICS LABORATORIES, INC.
                          STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                   Three Months Ended      Six Months Ended
                                      December 31,           December 31,

                                    1997       1996        1997       1996
                                 ---------- ----------  ---------- ----------
Revenues                         $3,372,372 $2,362,834  $6,787,020 $4,692,260
Cost of contracts                 2,388,184  1,800,757   4,711,944  3,410,861
                                 ---------- ----------  ---------- ----------
    Gross profit                    984,188    562,077   2,075,076  1,281,399
Selling, general and
  administrative expenses           721,240    531,120   1,230,780  1,064,179
Research and
  development expenses              124,217    110,893     242,290    214,640
                                 ---------- ----------  ---------- ----------
Earnings (loss) from operations     138,731    (79,936)    602,006      2,580
Interest expense                     45,380     44,844      90,787     97,352
Interest income                      22,536      5,756      33,154     16,493
                                 ---------- ----------  ---------- ----------
Earnings (loss)
  before income taxes               115,887   (119,024)    544,373    (78,279)
Income taxes                              -          -           -          -
                                 ---------- ----------  ---------- ----------
Net earnings (loss)                 115,887   (119,024)    544,373    (78,279)

Accretion of
  preferred stock dividend       (1,020,793)         -  (1,020,793)         -
                                 ---------- ----------  ---------- ----------
Net loss applicable
  to common stockholders          ($904,906) ($119,024)  ($476,420)  ($78,279)
                                 ========== ==========  ========== ==========

Basic loss per share                 ($0.07)    ($0.01)     ($0.04)    ($0.01)
                                 ========== ==========  ========== ==========

Diluted loss per share               ($0.07)    ($0.01)     ($0.04)    ($0.01)
                                 ========== ==========  ========== ==========
Basic and diluted weighted
  average shares outstanding     12,195,891 12,195,891  12,195,891 12,195,891
                                 ========== ==========  ========== ==========



                                     -3-

                      PHARMAKINETICS LABORATORIES, INC.
                              BALANCE SHEETS
                               (Unaudited)

                                                 December 31,     June 30,
                                                     1997           1997
                                                -------------   ------------
ASSETS
Current Assets:
  Cash and equivalents                           $  5,484,645   $    556,040
  Accounts receivable, net                          1,556,128      1,014,538
  Contracts in process                                611,287        503,163
  Prepaid expenses                                    292,717        190,343
                                                 ------------   ------------
    Total Current Assets                            7,944,777      2,264,084
Property, plant and equipment, net                  3,815,373      3,654,132
Other assets                                           92,730         40,516
                                                 ------------   ------------
    Total Assets                                 $ 11,852,880   $  5,958,732
                                                 ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt              $    364,890   $    206,588
  Accounts payable and accrued expenses             1,060,811        912,686
  Deposits on contracts in process                  1,141,066        862,272
                                                 ------------   ------------
    Total Current Liabilities                       2,566,767      1,981,546
Other liabilities                                     288,139         38,714
Long-term debt                                      1,269,473      1,500,231
                                                 ------------   ------------
    Total Liabilities                               4,124,379      3,520,491
                                                 ------------   ------------
Commitments and Contingencies
Stockholders' Equity:
  Class A Convertible Preferred stock, no
    par value; authorized 1,500,000 shares;
    issued and outstanding 833,300 shares           4,937,500              -
  Common stock. $.001 par value; authorized,
    25,000,000 shares; issued and
    outstanding, 12,195,891 shares                     12,196         12,196
  Additional paid-in capital                       11,822,088     12,013,701
  Accumulated deficit                              (9,043,283)    (9,587,656)
                                                 ------------   ------------
    Total Stockholders' Equity                      7,728,501      2,438,241
                                                 ------------   ------------
    Total Liabilities and Stockholders' Equity   $ 11,852,880   $  5,958,732
                                                 ============   ============
                                     -4-


                      PHARMAKINETICS LABORATORIES, INC.
                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                          Six Months Ended
                                                             December 31,
                                                     -------------------------
                                                         1997          1996
                                                     ------------  ------------
Cash flows from operating activities:
  Net earnings (loss)                                $    544,373  $   (78,279)
  Adjustments to reconcile net earnings (loss) to
  net cash provided (used) by operating activities:
    Depreciation and amortization                         266,191      222,947
    Changes in operating assets and liabilities:
      Accounts receivable, net                           (541,590)     135,691
      Contracts in process                               (108,124)    (291,210)
      Prepaid expenses and other assets                  (154,588)     (34,705)
      Accounts payable and accrued expenses               114,330     (177,364)
      Deposits on contracts in process                    278,794     (139,033)
                                                     ------------  -----------
Net cash provided (used) by operating activities          399,386     (361,953)
                                                     ------------  -----------
Cash flows from investing activities:
    Purchase of property and equipment                    (87,267)    (130,302)
                                                     ------------  -----------
Net cash used by investing activities                     (87,267)    (130,302)
                                                     ------------  -----------
Cash flows from financing activities:
    Proceeds from issuance of preferred stock, net      4,683,387            -
    Proceeds from issuance of warrants                     62,500            -
    Payment for capital lease obligations                 (56,945)    (198,464)
    Payment on long-term debt                             (72,456)     (68,806)
                                                     ------------  -----------
Net cash provided (used) by financing activities        4,616,486     (267,270)
                                                     ------------  -----------
Increase (decrease) in cash and equivalents             4,928,605     (759,525)
Cash and equivalents, beginning of period                 556,040      990,401
                                                     ------------  -----------
Cash and equivalents, end of period                  $  5,484,645  $   230,876
                                                     ============  ===========
Supplemental Cash Flow Information:
Non-Cash Transactions:
    Fixed assets acquired through capital leases     $    340,165  $         -
    Accretion of preferred stock dividend            $  1,020,793  $         -
Cash Paid for Interest:                              $     90,463  $    93,117
Cash Paid for Income Taxes:                          $          -  $     5,000

                                    -5-

                      PHARMAKINETICS LABORATORIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)

BASIS OF PRESENTATION

     The statements of operations for the three and six months ended December 31, 1997 and 1996, the balance sheet as of December 31, 1997, and the statements of cash flows for the six months ended December 31, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at December 31, 1997, and for all periods presented, have been made. The balance sheet at June 30, 1997 has been derived from the audited financial statements as of that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's fiscal 1997 report on Form 10-K.

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

NEW ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 regarding the computation of earnings per share. This Statement requires the Company to present basic and diluted earnings per share in the financial




                                   -6-
statements. The Company adopted the requirements of this Standard in the financial statements for the quarter ended December 31, 1997. The Company's Class A Convertible Preferred Stock, outstanding stock options granted under the Company's stock option plans and other grants outside of the Company's plans are considered common stock equivalents for the purpose of the diluted earnings (loss) per share data; however, they are excluded from the calculations for the three and six month periods ended December 31, 1997 and 1996 because the effect of their inclusion would be anti-dilutive. All periods presented have been restated to conform to the new standard.

STOCKHOLDERS' EQUITY

     On December 23, 1997, the Company received the proceeds from the sale to investors, including certain affiliates of Aster.Cephac and CAI Advisors & Co. (collectively, the "Purchasers"), of 833,300 shares of a newly created Class A Convertible Preferred Stock and warrants to purchase 6,250,000 shares of the Company's Common Stock and entered into a Registration Rights Agreement and Technology Sharing Agreement in connection therewith. The securities were sold for an aggregate purchase price of $5,000,000 in a private placement pursuant to a Preferred Share and Warrant Purchase Agreement dated as of December 4, 1997. The Purchasers beneficially own approximately 41% of the Company's voting securities without giving effect to the possible exercise of the warrants, or approximately 54% of the Company's voting securities if all the warrants are exercised.

     The Agreement provided for the sale to the Purchasers of a total of 833,300 shares of Class A Convertible Preferred Stock for $4,937,500, or $5.925 per share (the "Preferred Stock"). The Preferred Stock is convertible at any time into shares of Common Stock at a conversion ratio of one share of Preferred Stock for ten shares of Common Stock. The conversion ratio is subject to adjustment under certain circumstances to prevent dilution. In the event of the liquidation of the Company, the holders of the shares of Preferred Stock who do not convert their shares into Common Stock are entitled to receive $5.925 per share, prior to any distributions being made to the holders of any other class or series of the Company's capital stock.

     In addition, the Agreement provided for the sale to the Purchasers, for $62,500, of warrants to purchase 6,250,000 shares of Common Stock. The warrants are fully exercisable at $1.20 per share and expire on December 23, 2000. The warrants shall not be exercisable until the Company shall have filed with the Maryland State Department of Assessments and Taxation an amendment of the Company's charter increasing the number of shares of common stock that are authorized to at least 35,000,000 shares.


                                   -7-

     Net earnings have been adjusted for the accretion of a preferred stock dividend to the Purchasers, resulting in a net loss applicable to common stockholders. The dividend was computed based on the excess of the fair market value of the Company's Common Stock, into which the Preferred Stock is convertible, over the purchase price of the Preferred Stock. The dividend was recorded for financial reporting purposes only and was not paid to the Preferred Stockholders.

PART I.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company's revenues of $3,372,372 and $6,787,020 for the three and six month periods ended December 31, 1997 increased 42.7% and 44.6%, respectively, from $2,362,834 and $4,692,260 for the same periods in the prior year. Included in the Company's revenue is license fee income of $226,877 and $514,059, for the three and six month periods ended December 31, 1997, compared to $255,653 and $372,913, respectively, for the same periods of the prior year. License fee income, based on clients' sales of approved drugs, will continue through the expiration of the license fee agreements, one of which expired in October 1997, and another of which will expire in fiscal 2000. In addition, the Company began receiving license fees in November 1996 under a third agreement with another of its clients which received approval from the FDA to manufacture and market Sucralfate Tablets. The client received approval to market its drug in April 1996 and commenced sales in November 1996. The Company expects to receive payments for a minimum of eight years from the date of approval. License fee income from sales of this third product accounted for the increase in license fee income during the six month period ended December 31, 1997, notwithstanding a decline in license fee income from the other two license fee arrangements. The Company believes it is unlikely that its clients will wish to utilize license fee arrangements in the future as compensation for work performed. As a result of this trend, contract revenues, rather than licensing income, will continue to be the primary source of revenues.

     The increase in the Company's revenues for the three and six month periods ended December 31, 1997, compared to the same periods in 1996, resulted from the Company's progress in accomplishing its goals to increase the amount of revenue generated from innovator pharmaceutical and biotechnology companies, in addition to revenue generated from contracts with generic companies, the initiation of new clinical trial



                                   -8-
management contracts, the impact of the availability of the Company's new LC/MS/MS technology and strong license fee revenues from Sucralfate.

     The Company's gross profit increased 75.1% and 61.9% for the three and six month periods ended December 31, 1997, to $984,188 and $2,075,076, compared to $562,077 and $1,281,399, respectively, for the same periods of the prior year. Gross profit as a percentage of revenue increased to 29.2% and 30.6% for the three and six month periods ended December 31, 1997, compared to 23.8% and 27.3%, respectively, for the same periods of the prior year. The increase in gross margin for the periods presented reflects the increase in the use of the Company's LC/MS/MS instrumentation and the overall increase in the level of business and diversification of services which culminated in the realization of certain economies of scale. While license fee revenues were down 11.3% for the three month period ended December 31, 1997, due to the cessation of the Company's first license fee agreement in October 1997, license fee revenue for the six month period ended December 31, 1997, increased 37.9% due to the continued strong market activity for the Sucralfate product.

     Selling, general and administrative expenses of $721,240 and $1,230,780 for the three and six month periods ended December 31, 1997, increased 35.8% and 15.7%, respectively, compared to $531,120 and $1,064,179, for the same periods of the prior year. The increase is primarily attributable to the establishing of an allowance for doubtful accounts, which had the effect of increasing selling, general and administrative expenses for the three and six month periods ended December 31, 1997, by $300,000, notwithstanding a decrease in expenditures associated with certain vacancies for which the Company is actively recruiting personnel.

     Research and development expenses of $124,217 and $242,290 for the three and six month periods ended December 31, 1997, increased 12.0% and 12.9%, respectively, compared to $110,893 and $214,640 for the same periods of the prior year due to increased efforts in the Company's research and development group related to its LC/MS/MS instrumentation. In September 1997, the Company acquired its second LC/MS/MS instrument for its laboratory and has invested in research and development to bring the instrument on-line and to develop methods for utilization in future studies. The Company believes that these investments will result in the generation of new business and an improvement in its competitive position.

     Net earnings have been adjusted for the accretion of a preferred stock dividend to the Purchasers, resulting in a net loss applicable to common stockholders. The dividend was computed based on the excess of



                                   -9-
the fair market value of the Company's Common Stock, into which the Preferred Stock is convertible, over the purchase price of the Preferred Stock. The dividend was recorded for financial reporting purposes only and was not paid to the Preferred Stockholders.

     No provision for income taxes has been recorded. The Company has available unused operating loss and business tax credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of funds has historically been funds generated from operations. However, on December 23, 1997, the Company concluded a transaction in which it sold Class A Convertible Preferred Stock and Warrants to purchase Common Stock for $5,000,000 cash, less $254,113 in transaction costs. The increase in the cash balances of the Company of $4,928,605 at December 31, 1997, is attributable to the sale of Preferred Stock and Warrants and the generation of funds from operations, offset by payments on long-term debt and lease obligations and funds used to acquire equipment.

     At December 31, 1997, the Company had available $5,484,645 in current operating cash to meet the needs of its business. The Company also continues to have available a $500,000 line of credit through its primary secured lender, which was unused as of December 31, 1997. Terms of the Company's line of credit include advances against eligible receivables and interest at the Bank's prime rate of interest.

     The Company's term note payable to the bank has certain financial ratio and cash flow covenants with which the Company was in compliance as of December 31, 1997. On February 5, 1998, the Company elected to pay the remaining principal balance on its term note payable to the bank in the amount of $1,622,381, thereby eliminating its bank debt.

     At December 31, 1997, the Company reported an increase in its contracts in process account which represents costs incurred for studies for which revenues have not been recognized and which are currently underway. Deposits on contracts in process have also increased indicating an increase in prepayments on contracted studies. Changes in these account balances affect the Company's operating cash flow.

     The Company has arranged a capital lease for its second state-of-the-art laboratory instrument, a LC/MS/MS, which was delivered to the Company in September 1997. Terms of the lease include an original instrument cost of $340,165, 44 monthly payments of approximately $8,200 and an end-of-lease term option to retain or return the instrument.



                                   -10-

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

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (A)  Not applicable.

     (B) The rights of holders of the Company's Common Stock have been qualified by the issuance of shares of the Company's
Class A Convertible Preferred Stock (the "Preferred Stock").

          Holders of the Preferred Stock are entitled to the number of votes equal to the number of shares of Common Stock into which the shares of Preferred Stock could be converted. Currently, each share of Preferred Stock is convertible into ten shares of Common Stock; therefore each holder of Preferred Stock is entitled to ten votes per share. Holders of Common Stock are entitled to one vote per share.

          Holders of Preferred Stock, collectively, are entitled to elect that number of directors that bears the same proportion to the total number of directors as the Conversion Shares (hereinafter defined) bear to the Total Shares Outstanding (hereinafter defined); provided, however, that so long as the Conversion Shares constitute at least 35% of the Total Shares Outstanding, the holders of the Preferred Stock shall have the right to elect at least 50% of the directors. Therefore, holders of Preferred Stock have rights to elect directors that are not
held by holders of Common Stock.   "Conversion Shares" means the
sum of (A) the number of whole shares of Common Stock into which the outstanding shares of Preferred Stock are convertible, plus
(B) the number of shares of Common Stock owned of record by CAI Advisors & Co., Aster.Cephac S.A., any affiliate of either of

                                 -11-
those entities or any holder of Preferred Stock or warrants to purchase Common Stock that obtained such Preferred Stock or warrants by assignment from either of those entities as provided in the Preferred Stock and Warrant Purchase Agreement dated as of December 4, 1997 among the Company, CAI Advisors & Co., and Aster.Cephac S.A. "Total Shares Outstanding" means the sum of
(A) the total number of shares of Common Stock outstanding and
(B) the number of whole shares of Common Stock into which the outstanding shares of Preferred Stock are convertible.

          If the Company declares a dividend, each holder of Preferred Stock is entitled to participate in such dividend as if the holder was the holder of the number of whole shares of Common Stock into which the Preferred Stock is convertible. No dividend may be declared unless approved by all directors elected by the holders of Preferred Stock. Therefore, holders of Preferred Stock have a greater degree of control over the issuance of dividends than the holders of Common Stock have.

          Upon the dissolution, liquidation, or winding-up of the Company, whether voluntary or involuntary, before payment or distribution is made to any holders of Common Stock or any other class or series of capital stock of the Company designated to be junior to the Preferred Stock, the holders of the Preferred Stock shall be entitled to payment of an amount per share equal to $5.925. Upon a merger, consolidation or other corporate reorganization or combination to which the Company is a non-surviving party other than a merger into a wholly-owned subsidiary of the Company, or upon any sale of all or substantially all of the assets of the company, the holders of the Preferred Stock that have not converted their shares to Common Stock shall be entitled to received the cash, securities or other property in the amount of $5.925 per share. Therefore, holders of Preferred Stock are entitled to a liquidation and transaction payment preference to which holders of Common Stock are not entitled.

          The approval by vote of the holders of at least a majority of the outstanding shares of Preferred Stock, voting as a single class, shall be required for any action by the Company or any amendment to the Company's charter if such action or amendment would (i) change or limit any of the rights, preferences or privileges of the Preferred Stock, or (ii) authorize, create, or issue, or obligate the Corporation to authorize, create or issue, additional shares of Preferred Stock or shares of any other class or series of stock having rights, preferences or privileges senior to or on a parity with those of

                                 -12-
the holders of Preferred Stock.   Each share of Preferred Stock
is  entitled to one vote in such instance.   Holders of Common
Stock have no such special voting rights.

     (C) As stated elsewhere in this Report, pursuant to a Preferred Stock and Warrant Purchase Agreement dated as of December 4, 1997 among the Company, CAI Advisors & Co. and Aster.Cephac S.A. (the "Agreement"), the Company issued to assignees of CAI Advisors & Co. and Aster.Cephac S.A. 833,300 shares of its Class A Convertible Preferred Stock and warrants to purchase 6,250,000 shares of its Common Stock as of December 23, 1997. The aggregate offering price was $5,000,000. No underwriter or selling agent was involved in the transaction, and no remuneration was paid to any party in connection with the sale
of the securities.   The securities were sold in reliance upon an
exemption from registration under the Securities Act of 1933, as amended, pursuant to Rule 506 of Regulation D promulgated under that Act. The securities were sold to less than 35 purchasers who were not "accredited investors" within the meaning set forth in Rule 501 of Regulation D. The Company believes, based upon representations made by the purchasers prior the sale of the securities, that each purchaser who was not an accredited investor had such knowledge and experience in financial and business matters that he was capable of evaluating the merits and risks of the investment. The Company, which is subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934, as amended, furnished to each purchaser the information specified in Rule 502(b)(ii) of Regulation D, and obtained representations from purchasers regarding access to information and the opportunity to ask questions and receive answers from the Company. The Company advised each purchaser that the securities were not registered and of the transfer restrictions relating to the securities offered. The Company obtained representations from each purchaser that the purchaser was purchasing the securities for himself and not for other persons. The Company placed a legend on the certificates for the Class A Convertible Preferred Stock and for the warrants which states that the securities have not been registered and which refers to restrictions on transaferability and sale of such securities. The Company did not engage in any general advertising or solicitation in connection with the offering and obtained an opinion of counsel of the purchasers that the assignment by CAI Advisors & Co. and Aster.Cephac S.A. of their purchase rights under the Agreement did not adversely affect or limit the Company's right to rely on Rule 506.



                                 -13-

     Each share of Class A Convertible Preferred Stock is convertible into ten shares of Common Stock, subject to adjustment for the sale of additional shares of Common Stock at a price less than $0.5925, the issuance of certain rights, warrants or options or convertible securities with an exercise or conversion price less than $0.5925, the issuance of Common Stock dividends, or the subdivision by stock split, stock dividend, recapitalization or otherwise of outstanding shares of Common Stock. The warrants are exercisable only after the approval by the Company's stockholders of an amendment to the Company's charter to increase the number of authorized shares of Common Stock by at least 10,000,000 shares. The exercise period expires December 23, 2000. The exercise price is $1.20 per share.

          (D)  Not applicable.

ITEM 5.  OTHER INFORMATION

     On January 29, 1998, the Company announced the appointment of Melany Adamcio as Vice President, Business Development. Ms. Adamcio will be responsible for the management of all of the Company's marketing, sales and sales support functions.

     Ms. Adamcio comes to the Company with 17 years of experience in the pharmaceutical and contract research industries. She joined the Company seven months ago as Executive Director of Clinical Trials Management. Prior to her return to PharmaKinetics, she spent seven years with a large international CRO as Director of Clinical Trials Management. In addition to business development, she was responsible for the overall operation of the firm's Columbia, Maryland office. During the 1980's Ms. Adamcio held a number of increasingly responsible positions with a major European pharmaceutical firm, in France and the United States, in the areas of drug development and clinical trial management.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:
             Exhibit 3(b):         Amended and Restated By-laws
             Exhibit 10(d):        PharmaKinetics Laboratories, Inc.
                                   Amended and Restated 1996
                                   Non-employee Directors' Stock
                                   Option Plan
             Exhibit 10(q):        Fifth Amendment to Loan Agreement
                       (r)         Third Note Modification Agreement
                       (s)         Third Commercial Promissory Note
                                   Modification Agreement
             Exhibit 11:           Computation of Earnings per Share
             Exhibit 27:           Financial Data Schedule

                                 -14-

         (b) Reports on Form 8-K

     On November 7, 1997, the Company filed a Report on Form 8-K stating that on October 24, 1997, the Company entered into an agreement in principle with Aster.Cephac, CAI Capital Corporation and Leslie B. Daniels, which contemplated, among other things, a transaction in which the Company would raise $5,000,000 in cash through the sale in a private placement of (i) 833,300 shares of a newly created class of convertible preferred stock and (ii) warrants to purchase 6.25 million shares of the Company's common stock, $0.001 par value per share, at an exercise price of $1.20 per share. In addition, the agreement in principle provided for
(1) the execution of an agreement between the Company and Aster.Cephac relating to an exchange of certain bioanalytical methods and shared development of software for laboratory information management, (2) the execution of a registration rights agreement, and (3) the investors' representation on the Company's Board of Directors.
































                                 -15-

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  PHARMAKINETICS LABORATORIES, INC.
                                  Registrant



February 17, 1998                  /s/James K. Leslie
-----------------                  ------------------
Date                               James K. Leslie
                                   Chief Executive Officer
                                   and President


February 17, 1998                  /s/Taryn L. Kunkel
-----------------                  ------------------
Date                               Taryn L. Kunkel
                                   Vice-President and
                                   Chief Financial Officer





















                                   -16-