Form 10-Q
period 1998-03-31
PHARMAKINETICS LABORATORIES INC
filed 1998-05-15
CIK 351506

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-Q
        (Mark one)
           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1998
                                    OR
           [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _X_ No ___

                 APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 2,442,754 common shares were outstanding as of May 6, 1998.




                    PHARMAKINETICS LABORATORIES, INC.
                               FORM 10-Q

                                 INDEX


                                                           Page No.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Statements of Operations for the three                 3
         and nine months ended March 31, 1998
         and 1997 (unaudited)

         Balance Sheets at March 31, 1998                       4
         (unaudited) and June 30, 1997

         Statements of Cash Flows for the                       5
         nine months ended March 31, 1998
         and 1997 (unaudited)

         Notes to Financial Statements (unaudited)              6

Item 2.  Management's Discussion and Analysis of                8
         Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds             11

Item 6.  Exhibits and Reports on Form 8-K                      12

Signatures                                                     13


                       PHARMAKINETICS LABORATORIES, INC.
                          STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                   Three Months Ended      Nine Months Ended
                                       March 31,               March 31,
                                    1998       1997        1998       1997
                                 ---------- ----------  ---------- ----------
Revenues                         $2,722,535 $2,347,072  $9,509,555 $7,039,333
Cost of contracts                 2,317,954  1,780,126   7,029,898  5,190,987
                                 ---------- ----------  ---------- ----------
    Gross profit                    404,581    566,946   2,479,657  1,848,346
Selling, general and
  administrative expenses           493,450    487,489   1,724,230  1,551,668
Research and
  development expenses              140,226    106,667     382,516    321,307
                                 ---------- ----------  ---------- ----------
Earnings (loss) from operations    (229,095)   (27,210)    372,911    (24,629)
Interest expense                    (29,252)   (43,921)   (120,039)  (141,272)
Interest income                      60,611      7,637      93,765     24,130
                                 ---------- ----------  ---------- ----------
Earnings (loss)
  before income taxes              (197,736)   (63,494)    346,637   (141,771)
Income taxes                              -          -           -          -
                                 ---------- ----------  ---------- ----------
Net earnings (loss)                (197,736)   (63,494)    346,637   (141,771)

Accretion of
  preferred stock dividend                -          -  (1,020,793)         -
                                 ---------- ----------  ---------- ----------
Net loss applicable
  to common stockholders           (197,736)   (63,494)   (674,156)  (141,771)
                                 ========== ==========  ========== ==========

Basic loss per share                 ($0.08)    ($0.03)     ($0.28)    ($0.06)
                                 ========== ==========  ========== ==========

Diluted loss per share               ($0.08)    ($0.03)     ($0.28)    ($0.06)
                                 ========== ==========  ========== ==========
Basic and diluted weighted
  average shares outstanding      2,440,342  2,439,129   2,439,527  2,439,129
                                 ========== ==========  ========== ==========





                                     -3-

                      PHARMAKINETICS LABORATORIES, INC.
                              BALANCE SHEETS

                                                   March 31,     June 30,
                                                     1998           1997
                                                -------------   ------------
                                                 (Unaudited)
ASSETS
Current Assets:
  Cash and equivalents                           $  3,904,106   $    556,040
  Accounts receivable, net                          1,251,721      1,014,538
  Contracts in process                                562,670        503,163
  Prepaid expenses                                    245,660        190,343
                                                 ------------   ------------
    Total Current Assets                            5,964,157      2,264,084
Property, plant and equipment, net                  3,881,531      3,654,132
Other assets                                           93,933         40,516
                                                 ------------   ------------
    Total Assets                                 $  9,939,621   $  5,958,732
                                                 ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt              $          -   $    206,588
  Accounts payable and accrued expenses             1,061,423        912,686
  Deposits on contracts in process                  1,080,560        862,272
                                                 ------------   ------------
    Total Current Liabilities                       2,141,983      1,981,546
Other liabilities                                     258,886         38,714
Long-term debt                                              -      1,500,231
                                                 ------------   ------------
    Total Liabilities                               2,400,869      3,520,491
                                                 ------------   ------------
Commitments and Contingencies
Stockholders' Equity:
  Class A Convertible Preferred stock, no
    par value; authorized 1,500,000 shares;
    issued and outstanding 833,300 shares           4,937,500              -
  Common stock. $.005 par value; authorized,
    10,000,000 shares; issued and
    outstanding, 2,442,654 and 2,439,129
    shares, respectively                               12,213         12,196
  Additional paid-in capital                       11,830,058     12,013,701
  Accumulated deficit                              (9,241,019)    (9,587,656)
                                                 ------------   ------------
    Total Stockholders' Equity                      7,538,752      2,438,241
                                                 ------------   ------------
    Total Liabilities and Stockholders' Equity   $  9,939,621   $  5,958,732
                                                 ============   ============

                                     -4-

                      PHARMAKINETICS LABORATORIES, INC.
                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                          Nine Months Ended
                                                               March 31,
                                                     -------------------------
                                                         1998          1997
                                                     ------------  ------------
Cash flows from operating activities:
  Net earnings (loss)                                $    346,637  $  (141,771)
  Adjustments to reconcile net earnings (loss) to
  net cash provided by operating activities:
    Depreciation and amortization                         395,616      340,818
    Changes in operating assets and liabilities:
      Accounts receivable, net                           (237,183)     506,545
      Contracts in process                                (59,507)    (211,619)
      Prepaid expenses and other assets                  (108,734)     (46,684)
      Accounts payable and accrued expenses               132,441     (275,901)
      Deposits on contracts in process                    218,288      405,221
                                                     ------------  -----------
Net cash provided by operating activities                 687,558      576,609
                                                     ------------  -----------
Cash flows from investing activities:
    Payment for purchases of property and equipment      (282,850)    (161,759)
                                                     ------------  -----------
Net cash used by investing activities                    (282,850)    (161,759)
                                                     ------------  -----------
Cash flows from financing activities:
    Proceeds from issuance of preferred stock, net      4,683,387            -
    Proceeds from issuance of warrants                     62,500            -
    Payments for capital lease obligations               (103,698)    (224,748)
    Payments on long-term debt                         (1,706,819)    (104,986)
    Proceeds from exercise of stock options                 7,988            -
                                                     ------------  -----------
Net cash provided (used) by financing activities        2,943,358     (329,734)
                                                     ------------  -----------
Increase in cash and equivalents                        3,348,066       85,116
Cash and equivalents, beginning of period                 556,040      990,401
                                                     ------------  -----------
Cash and equivalents, end of period                  $  3,904,106  $ 1,075,517
                                                     ============  ===========
Supplemental Cash Flow Information:
Non-Cash Transactions:
    Fixed assets acquired through capital leases     $    340,165  $    53,840
    Accretion of preferred stock dividend            $  1,020,793  $         -
Cash Paid for Interest:                              $    123,654  $   136,837
Cash Paid for Income Taxes:                          $          -  $     5,800

                                     -5-

                      PHARMAKINETICS LABORATORIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)

BASIS OF PRESENTATION

     The statements of operations for the three and nine months ended March 31, 1998 and 1997, the balance sheet as of March 31, 1998, and the statements of cash flows for the nine months ended March 31, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998, and for all periods presented, have been made. The balance sheet at June 30, 1997 has been derived from the audited financial statements as of that date. All financial information gives retroactive effect to a change in the number of shares of authorized Common Stock to 10,000,000, an increase in par value to $0.005 per share, and a five-to-one reverse stock split which was effective at the close of business on April 17, 1998.

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

NEW ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 regarding the computation of earnings per share. This Statement requires the Company


                                   -6-
to present basic and diluted earnings per share in the financial statements. The Company adopted the requirements of this Standard in the financial statements for the quarter ended December 31, 1997. The Company's Class A Convertible Preferred Stock, outstanding stock options granted under the Company's stock option plans and other grants outside of the Company's plans are considered common stock equivalents for the purpose of the diluted earnings (loss) per share data; however, they are excluded from the calculations for the three and nine month periods ended March 31, 1998 and 1997 because the effect of their inclusion would be anti-dilutive. All periods presented have been restated to conform to the new standard.

STOCKHOLDERS' EQUITY

     Private Placement

     On December 23, 1997, the Company received the proceeds from the sale to investors, including certain affiliates of Aster.Cephac and CAI Advisors & Co. (collectively, the "Purchasers"), of 833,300 shares of a newly created Class A Convertible Preferred Stock and warrants to purchase 1,250,000 shares of the Company's Common Stock and entered into a Registration Rights Agreement and Technology Sharing Agreement in connection therewith. The securities were sold for an aggregate purchase price of $5,000,000 in a private placement pursuant to a Preferred Share and Warrant Purchase Agreement dated as of December 4, 1997. The Purchasers beneficially own approximately 41% of the Company's voting securities without giving effect to the possible exercise of the warrants, or approximately 54% of the Company's voting securities if all the warrants are exercised.

     The Agreement provided for the sale to the Purchasers of a total of 833,300 shares of Class A Convertible Preferred Stock for $4,937,500, or $5.925 per share (the "Preferred Stock"). The Preferred Stock is convertible at any time into shares of Common Stock at a conversion ratio of one share of Preferred Stock for two shares of Common Stock. The conversion ratio is subject to adjustment under certain circumstances to prevent dilution. In the event of the liquidation of the Company, the holders of the shares of Preferred Stock who do not convert their shares into Common Stock are entitled to receive $5.925 per share, prior to any distributions being made to the holders of any other class or series of the Company's capital stock.

     In addition, the Agreement provided for the sale to the Purchasers, for $62,500, of warrants to purchase 1,250,000 shares of Common Stock. The warrants are fully exercisable at $6.00 per share and expire on December 23, 2000. The warrants were not exercisable until the Company filed with the Maryland State Department of Assessments and Taxation an amendment of the Company's charter increasing the number of authorized shares of common stock.

                                   -7-

     Net earnings have been adjusted for the accretion of a preferred stock dividend to the Purchasers, resulting in a net loss applicable to common stockholders. The dividend was computed based on the excess of the fair market value of the Company's Common Stock, into which the Preferred Stock was convertible at the date of issue, over the purchase price of the Preferred Stock. The dividend was recorded for financial reporting purposes only and was not paid to the Preferred Stockholders.

     Reverse Stock Split

     On April 6, 1998, the Company's stockholders approved a five-to-one reverse split of the Company's Common Stock, the change of authorized shares of the Company's Common Stock to 10,000,000 shares, par value $.005 per share, and the reduction of capital for payment of fractional shares and amendment of the Company's Charter in connection therewith. The reverse split, which became effective at the close of business on April 17, 1998, did not affect the rights and privileges of holders of Common Stock, either before or after the reverse split. The Company had 2,442,654 and 2,439,129 shares outstanding at March 31, 1998 and 1997, respectively, giving effect to the reverse stock split as though it had occurred as of each such date. The Company will not issue fractional shares as a result of the split, and each fraction of a share will be exchanged for cash. The Company's capital will be reduced by the amount of cash paid for fractional shares, the total payment of which is not expected to be material.

PART I.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company's revenues of $2,722,535 and $9,509,555 for the three and nine month periods ended March 31, 1998 increased 16.0% and 35.1%, respectively, from $2,347,072 and $7,039,333 for the same periods in the prior year. Included in the Company's revenue is license fee income of $74,639 and $588,698, for the three and nine month periods ended March 31, 1998, compared to $190,995 and $563,908, respectively, for the same periods of the prior year. License fee income, based on clients' sales of approved drugs, will continue through the expiration of the license fee agreements, one of which expired in October 1997, and another of which will expire in fiscal 2000. In addition, the Company began receiving license fees in November 1996 under a third agreement with another of its clients which received approval from the FDA to manufacture and market Sucralfate Tablets. The client received approval to market its drug in April 1996 and commenced sales in November 1996. The Company expects to receive payments for a minimum of eight years from the date of approval. License fee income from sales of this third product accounted for the increase in license fee income during the nine

                                   -8-
month period ended March 31, 1998, notwithstanding a decline in license fee income from the other two license fee arrangements. The Company believes it is unlikely that its clients will wish to utilize license fee arrangements in the future as compensation for work performed. As a result of this trend, contract revenues, rather than licensing income, will continue to be the primary source of revenues.

     The increase in the Company's revenues for the three and nine month periods ended March 31, 1998, compared to the same periods in 1997, resulted from the Company's progress in accomplishing its goals to increase the amount of revenue generated from innovator pharmaceutical and biotechnology companies, in addition to revenue generated from contracts with generic companies, the initiation of several clinical trial management contracts, and the impact of the availability of the Company's new LC/MS/MS technology. Third quarter 1998 revenues did not meet expectations as a result of delays and cancellations by clients of certain studies because of delays in their drug development program unrelated to the Company. While this situation is not atypical for the Company's business, a renewed focus has been placed on the development of new business and on generating new business opportunities with our French partner, Aster.Cephac.

     The Company's gross profit decreased 28.6% to $404,581 for the three month period ended March 31, 1998 and increased 34.2% to $2,479,657 for the nine month period ended March 31, 1998, compared to $566,946 and $1,848,346, respectively, for the same periods of the prior year. Gross profit as a percentage of revenue decreased to 14.9% and 26.1% for the three and nine month periods ended March 31, 1998, compared to 24.2% and 26.3%, respectively, for the same periods of the prior year. The decrease in gross margin for the three month period ended March 31, 1998, reflects the fact that the Company's fixed costs, related to employee salaries and other operating expenses, increased both to meet the level of demand for the Company's services in the first two quarters of the current fiscal year and to accommodate future planned growth. Staffing and costs remained at similar levels as revenues decreased in the third quarter, compared to the first two quarters of fiscal 1998, and license fee income declined. While license fee revenues were down 60.9% for the three month period ended March 31, 1998, due to the cessation of the Company's first license fee agreement in October 1997, and a decline in license fees from the Sucralfate product due to increased price competition, license fee revenue for the nine month period ended March 31, 1998, increased 4.4%.

     Selling, general and administrative expenses of $493,540 and $1,724,230 for the three and nine month periods ended March 31, 1998, increased 1.2% and 11.1%, respectively, compared to $487,489 and $1,551,668, for the same periods of the prior year. The increase is primarily attributable to the establishment of an allowance for doubtful accounts at December 31, 1997, which had the effect of increasing selling, general and administrative expenses for the nine month period

                                   -9-
ended March 31, 1998, by $300,000, notwithstanding a decrease in expenditures associated with certain vacancies during the 1998 period for which the Company has recently engaged personnel.

     Research and development expenses of $140,226 and $382,516 for the three and nine month periods ended March 31, 1998, increased 31.5% and 19.1%, respectively, compared to $106,667 and $321,307 for the same periods of the prior year, due to increased efforts in the Company's research and development group related to its LC/MS/MS instrumentation. In September 1997, the Company acquired its second LC/MS/MS instrument for its laboratory and has invested in research and development to bring the instrument on-line and to develop methods for utilization in future studies. The Company believes that these investments will result in the generation of new business and an improvement in its competitive position.

     Net earnings have been adjusted for the accretion of a preferred stock dividend to the Purchasers, resulting in a net loss applicable to common stockholders. The dividend was computed based on the excess of the fair market value of the Company's Common Stock, into which the Preferred Stock was convertible at the date of issue, over the purchase price of the Preferred Stock. The dividend was recorded for financial reporting purposes only and was not paid to the Preferred Stockholders.

     No provision for income taxes has been recorded. The Company has available unused operating loss and business tax credit carryforwards, the benefit of which is reduced by full valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of funds has historically been funds generated from operations. However, on December 23, 1997, the Company concluded a transaction in which it sold Class A Convertible Preferred Stock and Warrants to purchase Common Stock for $5,000,000 in cash, less $254,113 in transaction costs. The increase in the cash balances of the Company of $3,904,106 at March 31, 1998, is attributable to the sale of the Preferred Stock and the Warrants and the generation of funds from operations, offset by payments on long-term debt and lease obligations and funds used to acquire equipment.

     At March 31, 1998, the Company had available $3,904,106 in current operating cash to meet the needs of its business. The Company also continues to have available a $500,000 line of credit through its primary secured lender, which was unused as of March 31, 1998. Terms of the Company's line of credit include advances against eligible receivables and interest at the Bank's prime rate of interest.

     On February 5, 1998, the Company elected to pay the remaining principal balance on its term note payable to the bank in the amount of $1,622,381, thereby eliminating its bank debt.

                                   -10-

     At March 31, 1998, the Company reported an increase in its contracts in process account which represents costs incurred for studies for which revenues have not been recognized and which are currently underway. Deposits on contracts in process have also increased indicating an increase in prepayments on contracted studies. Changes in these account balances affect the Company's operating cash flow.

     The Company entered into a capital lease for its second state-of-the-art laboratory instrument, a LC/MS/MS, which was delivered to the Company in September 1997. Terms of the lease include an original instrument cost of $340,165, 44 monthly payments of approximately $8,200 and an end-of-lease term option to retain or return the instrument.

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

PART II.  OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds

     (a) On April 6, 1998, the Company's stockholders approved a five-to-one reverse split of the Company's Common Stock, the change of authorized shares of the Company's Common Stock to 10,000,000 shares, par value $.005 per share, and the reduction of capital for payment of fractional shares and amendment of the Company's Charter in connection therewith. The reverse split, which became effective at the close of business on April 17, 1998, did not affect the rights and privileges of holders of Common Stock, either before or after the reverse split. The Company had 2,442,654 and 2,439,129 shares outstanding at March 31, 1998 and 1997, respectively, giving effect to the reverse stock split as though it had occurred as of each such date. The Company will not issue fractional shares as a result of the split, and each fraction of a share will be exchanged for cash. The Company's capital will be reduced by the amount of cash paid for fractional shares, the total payment of which is not expected to be material.
     (b)  Not Applicable.
     (c)  Not Applicable.
     (d)  Not Applicable.

                                   -11-

ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:
             Exhibit 27:  Financial Data Schedule

         (b) Reports on Form 8-K

     On January 7, 1998, the Company filed a Report on Form 8-K stating that the Company had received the proceeds of the sale to investors including certain affiliates of Aster.Cephac, S.A. and CAI Advisors & Co. (collectively, the "Purchasers") of (i) 833,300 shares of a newly created Class A Convertible Preferred Stock and (ii) warrants to purchase 1,250,000 shares of the Registrant's common stock, $0.005 par value per share and had entered into a Registration Rights Agreement and Technology Sharing Agreement in connection therewith. The securities were sold for an aggregate purchase price of $5,000,000 in a private placement pursuant to a Preferred Share and Warrant Purchase Agreement dated December 4, 1997. The Purchasers beneficially own approximately 41% of the Company's voting securities without giving effect to the possible exercise of Warrants or approximately 54% of the Company's voting securities if all warrants are exercised. Such percentage ownership is calculated on the basis of shares outstanding and does not give effect to the possible exercise of outstanding stock options.



























                                   -12-

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  PHARMAKINETICS LABORATORIES, INC.
                                  Registrant



May 15, 1998                       /s/James K. Leslie
-----------------                  ------------------
Date                               James K. Leslie
                                   Chief Executive Officer
                                   and President


May 15, 1998                       /s/Taryn L. Kunkel
-----------------                  ------------------
Date                               Taryn L. Kunkel
                                   Vice-President and
                                   Chief Financial Officer























                                   -13-