Form 10-K
period 1998-06-30
PHARMAKINETICS LABORATORIES INC
filed 1998-09-28
CIK 351506

      1                          UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-K
                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended June 30, 1998      Commission file number 0-11580

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

             Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, $.005 par value
                                 (Title of Class)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a Court. Yes __X__ No _____

As of September 4, 1998, 2,476,129 shares of Common Stock of PharmaKinetics Laboratories, Inc. were outstanding and the aggregate market value of Common Stock (based upon the average bid and asked prices as reported on the OTC Bulletin Board on that date) held by non-affiliates was $9,585,111.

Portions of the registrant's definitive proxy statement for its 1998 annual meeting of stockholders, to be filed pursuant to Regulation 14A on or prior to October 28, 1998, are incorporated into Part III of this report.

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

     The Company pursues various business opportunities in the CRO industry:
(1) providing services to generic drug companies - primarily in the area of bioequivalence/bioavailability studies which include both clinical and laboratory services; (2) providing Phase I clinical trials - primarily safety studies on new drugs - to the innovator pharmaceutical industry and to biotechnology firms; (3) providing bioanalytical laboratory services primarily to the innovator drug companies - this involves the analysis of biological samples, typically blood samples, which are the result of trials conducted at sites around the country and sent to the Company's laboratory for analysis; and (4) providing project management and monitoring services to both generic and innovator pharmaceutical firms - overseeing the conduct of trials conducted at remote sites, typically on patients. The Company's project management expertise lies in management of smaller trials conducted at fifteen or fewer sites with 200 - 400 patients rather than the very large trials more typically conducted by the large global CROs.

Recent Developments

     In December 1997, the Company initiated a strategic working relationship with Aster.Cephac S.A., a French CRO, in connection with a private placement of $5 million of securities to investors, including certain affiliates of Aster.Cephac S.A. and CAI Advisors & Co. (collectively the "Purchasers"). The two entities have entered into a Technology Sharing Agreement under which both have agreed to share analytical methodology in an effort to expand the bioanalytical services offered by each entity. The strategic partnership enables the Company to have a global presence and provides access to the European markets.

     On December 23, 1997, the Company issued 833,300 shares of a newly created Class A Convertible Preferred Stock and warrants to purchase 1,250,000 shares of the Company's Common Stock, and entered into a Registration Rights Agreement in connection therewith, to the Purchasers. The securities were issued pursuant to a Preferred Share and Warrant Purchase Agreement dated as

                                    -2-
of December 4, 1997. The Purchasers beneficially own approximately 41% of the Company's voting securities without giving effect to the possible exercise of warrants, or approximately 54% of the Company's voting securities if all the warrants are exercised.

     On April 6, 1998, the Company's stockholders approved a five-to-one reverse split of the Company's Common Stock, the change of authorized shares of the Company's Common Stock to 10,000,000 shares, par value $0.005 per share, and the reduction of capital for payment of fractional shares and amendment of the Company's Charter in connection therewith. The reverse split, which became effective at the close of business on April 17, 1998, did not affect the rights and privileges of holders of Common Stock, either before or after the reverse split. The Company did not issue fractional shares as a result of the reverse split, and each fraction of a share was exchanged for cash. The Company's capital was reduced by the amount of cash paid for fractional shares, the total payment of which was immaterial.

     The effect of the reverse stock split has been retroactively applied to prior periods presented herein.

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

     Bioequivalency testing compares the bioavailability of similar generic and brand name drugs. The FDA has established bioequivalency requirements for certain drug products or classes of drug products which are intended to be interchangeable. As a result, bioequivalency data is required in the case of new formulations of certain drug products developed by generic pharmaceutical


                                    -3-
manufacturers for marketing upon expiration of patents on brand name drugs previously found to be safe and effective. Bioequivalency testing is also required for certain drug products in the case of new formulations or new dosage forms intended to be used by the manufacturer which obtained the original approval.

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

     For each clinical study the Company uses volunteer study participants. The availability of sufficient numbers of qualified and willing study participants has at times been, and could in the future be, a limitation on the Company's business. In 1997 the Company opened a new screening site in suburban Baltimore. The site is close to two colleges and has expanded the Company's access to healthy volunteers.

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

     Study participants usually arrive at the Company's controlled environment facility the night before testing is to begin. To maximize reliability of the


                                    -4-
test data, all study participants are immediately placed on a strictly supervised schedule in which all of their activities, including eating, drinking, sleeping, recreation and type of clothing, are tightly regulated. Testing, which can last for as long as four weeks, includes physical observation by medical personnel and a strict schedule of collecting blood, urine and other specimens which are subjected to drug analysis in the Company's analytical chemistry laboratory or by other arrangements of the client.

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

     The results of these assays are entered into computers maintained by the Company to show change in the concentration of drug in the blood over time and to determine statistically whether the product being evaluated is equivalent to the already marketed product or other reference material. A detailed report on the results of the analysis is prepared by Company scientists and submitted to the client requesting the test. Following the system used by the FDA for granting approval to market new drug products, the pharmaceutical manufacturer may use the report to support either a New Drug Application ("NDA") or, in the case of generic drugs, an Abbreviated New Drug Application ("ANDA"). In the event that the study results show the product is not bioequivalent, they may provide the basis for additional development work and further bioequivalence studies or the manufacturer may discontinue its NDA or ANDA application.

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


                                    -5-

     Clinical Trial Management and Monitoring

     The Company provides project management and monitoring of Phase II, III and IV clinical trials conducted at remote sites. In the course of such projects the Company's personnel are involved in site and investigator recruitment, patient enrollment, and study monitoring and data collection.

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

Liability Exposure

     The Company's clinical research services center on the testing of new and generic (already marketed) drugs on human volunteers pursuant to a study


                                    -6-
protocol. Clinical research involves a risk of liability for personal injury or death to participants due, among other reasons, to possible unforeseen adverse side effects or improper administration of the drug.

     The Company believes that the risk of liability to participants in clinical research is mitigated by various regulatory requirements, including the role of IRBs and the need to obtain each participant's informed consent. The FDA requires that each human clinical trial be reviewed and approved by the IRB at each study site. The Company has its own independent IRB. This is an independent committee that includes both medical and non-medical personnel whose major purpose is to protect the interests and well being of individuals enrolled in the trial. After the trial begins, the IRB monitors compliance with the protocol and measures designed to protect participants, such as the requirement to obtain the informed consent.

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

Government Regulation

     The Company's services are conducted for pharmaceutical and biotechnology companies to support their applications for approval to market new "branded" or bioequivalent generic drug products. These companies, and therefore the Company, are subject to extensive regulation by government authorities. Regulatory proceedings which adversely affect the Company's clients could adversely affect the Company's business. The repeal or significant alteration of some or all of the laws or regulations requiring testing of the type

                                    -7-
performed by the Company could have a material adverse effect on the Company's business. However, regulatory changes which require additional or more complex testing to be performed in support of the drug approval process could significantly enhance the Company's business. Management believes that legislation and regulation, on balance, have a favorable impact on the demand for its services by providing sponsors and manufacturers of new drugs with additional requirements which increase the need for outsourcing.

     The services provided by the Company and the activities of its clients are ultimately subject to FDA regulation in the U.S. and comparable agencies in other countries. The Company is obligated to comply with FDA requirements governing activities such as obtaining informed consents, verifying qualifications of investigators, complying with Standard Operating Procedures
(SOPs), reporting adverse reactions to drugs, and maintaining thorough and accurate records. The Company must maintain source documents for each study for specified periods. Such documents are frequently reviewed by the study sponsor during visits to the Company's facility and may be reviewed by the FDA during audits. Non-compliance with FDA regulations can result in the disqualification of data collected during a study.

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

Competition

     The Company competes primarily against other CROs and pharmaceutical companies' own in-house research departments. The CRO industry is highly fragmented, with approximately twenty "full service" CROs and many small specialty providers. In recent years, several large full service CROs have emerged some of which have substantially greater capital and other resources, are better known and have more experienced personnel than the Company. The recent trend towards industry consolidation has resulted in heightened competition among the larger CROs. The Company competes in a specialty niche segment of the overall market where total size and "full service" are less important competitive factors than in the overall CRO industry. Clients choose to use the Company, or a direct competitor, on the basis of prior experience with the Company, its reputation for quality of the service provided, the ability to schedule the specific study in a time frame which meets the client's needs, scientific and technical capability and the price of the services performed. The Company believes it competes favorably in these areas.


                                    -8-

     The Company expects that its relationship with Aster.Cephac S.A. will enhance its competitive position by providing access to the European markets and expanding bioanalytical services capabilities, as provided by the Technology Sharing Agreement signed by both entities.

Clients

     The Company has served most of the leading U.S. and Canadian generic drug firms and several of the leading U.S. and European pharmaceutical companies. The Company's clients also include companies which utilize biotechnology and other emerging technologies to develop new drugs.

     The Company has in the past derived, and may in the future derive, a significant portion of its revenue from a relatively limited number of major clients. Concentrations of business in the CRO industry are not uncommon and the Company is likely to experience such concentration in future years. For the years ended June 30, 1998, 1997 and 1996, one customer contributed in excess of 10% of contract revenue, accounting for 19%, 29%, and 27%, respectively, of contract revenue.

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

Export Sales

     The Company conducts studies for a number of companies outside of the U.S., primarily in Canada and Europe, in addition to many domestic companies. This work is billed and paid in U.S. dollars, therefore eliminating currency exchange risk to the Company. The Company's recognized revenue from its clients outside of the United States is as follows:

                                          Year Ended June 30,
                                   1998         1997         1996
                                ----------   ----------   ----------
Canada                          $2,597,000   $2,718,000   $3,124,000
Europe & other                     453,000      503,000      177,000
                                ----------   ----------   ----------
Total                           $3,050,000   $3,221,000   $3,301,000
                                ----------   ----------   ----------

Backlog

     The Company maintains a backlog of its business, representing studies underway in-house for which revenue has not yet been recognized, and studies that have been awarded to the Company by its various clients but have yet to


                                    -9-
begin. At June 30, 1998, the backlog was approximately $6.3 million. At June 30, 1997, the Company's backlog was approximately $6.0 million. The Company expects to recognize revenue from studies included in the June 30, 1998, backlog during fiscal 1999 and future fiscal years.

Employees

     At July 31, 1998, the Company had 173 employees (69 of whom were part-time employees), of which 8 hold Ph.D. or M.D. degrees and 15 others hold advanced degrees. The Company does not have collective bargaining agreements with any of its employees and considers its employee relations to be satisfactory.

ITEM 2.  PROPERTIES

     The Company's principal executive offices are located in Baltimore, Maryland, where it owns a building containing approximately 142,000 square feet of space of which approximately 117,000 square feet are utilized in the Company's operations. The remaining space, consisting of two unfinished floors in the seven story 302 W. Fayette Street building, could be made available for expansion of the Company's operations when necessary. The building contains a consolidated analytical chemistry laboratory, a controlled live-in clinical facility with a 120 bed capacity, and corporate-wide information and data management systems. Substantially all of the Company's assets, including the building, collateralize the Company's working capital credit facility with NationsBank, N.A. (see Note G to the Consolidated Financial Statements).

     The Company also leases 1,000 square feet of office space in a Baltimore suburb for utilization as a screening location to provide more convenient access for students attending two nearby colleges, as well as for local residents and those for whom a suburban location is more convenient.


ITEM 3.  LEGAL PROCEEDINGS

     (a) Reorganization Proceedings under Chapter 11 of the Bankruptcy Code On November 19, 1990, PharmaKinetics Laboratories, Inc. filed a voluntary petition (Case No. 90-5-5020-JS) in the United States Bankruptcy Court in the District of Maryland seeking to reorganize under Chapter 11 of the Federal Bankruptcy Code. The Company confirmed its Amended Plan of Reorganization (the "Plan") on April 1, 1993. The Plan became effective May 10, 1993. The Company received an order approving its Application for Final Decree on May 23, 1996, thereby closing the bankruptcy case.

     (b) Other Material Legal Proceedings
     On January 24, 1997, the Company was notified that it may have incurred liability or may incur liability under Section 107(a) of the Comprehensive Environmental Response, Compensation and Liability Act, as amended (CERCLA), 42 U.S.C. Section 9607(a), in connection with the RAMP industries Site in

                                    -10-

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

     (c) Other
     From time to time the Company is involved in disputes and/or litigation encountered in the ordinary course of its business. The Company does not believe that the ultimate impact of the resolution of such outstanding matters will have a material effect on the Company's financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A Special Meeting in Lieu of Annual Meeting of Stockholders was held Monday, April 6, 1998, at 11:00 A.M., local prevailing time, at the corporate offices, 302 W. Fayette Street, Baltimore, Maryland 21201, to consider and vote upon:

1. The election of eight directors to serve until the next Annual Meeting of Stockholders, and until their successors are duly elected and qualified.

                                                    For         Against
Class A:  Common Stock and
          Preferred Stock Voting Together:

          Thomas F. Kearns, Jr.                  19,740,674     98,899
          James K. Leslie                        19,762,374     77,199
          Roger C. Thies                         19,765,374     74,199
          Grover C. Wrenn                        19,765,374     74,199

Class B:  Preferred Stock Voting Alone:

          Leslie B. Daniels                       8,333,000
          David von Kauffmann                     8,333,000
          Kamal K. Midha, Ph.D., D.Sc.            8,333,000
          John J. Thebault, M.D.                  8,333,000

2. A proposal to ratify the selection of PricewaterhouseCoopers LLP, as the Company's independent auditors for the fiscal year ending June 30, 1998.

                                                             Broker non-votes
                                        For      Against      or Abstentions

                                    19,764,849    50,860          23,864

                                    -11-

3. A proposal to approve and adopt the restatement and amendment of the Company's Charter, among other things, in order to increase the number of authorized shares of the Company's Common Stock.

                                                             Broker non-votes
                                        For      Against      or Abstentions

                                    19,455,846   266,382          35,044

4. A proposal to approve of a five to one reverse split of the Company's Common Stock, the change of authorized shares of the Company's Common Stock to 10,000,000 shares, par value $.005 per share, and the reduction of capital and amendment of the Company's Charter in connection therewith.

                                                             Broker non-votes
                                        For      Against      or Abstentions

                                    19,094,586   536,512         126,174

5. A proposal to ratify the adoption of the PharmaKinetics Laboratories, Inc. 1996 Non-Employee Directors Stock Option Plan, as amended.

                                                             Broker non-votes
                                        For      Against      or Abstentions

                                    19,173,522   471,162         116,588

     All proposals presented were approved by the Stockholders of the Company.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The Company's Common Stock is currently traded in the over-the-counter market and is quoted on the OTC Bulletin Board (OTCBB: PKLB). The trading market for the Company's stock is limited and sporadic. In April 1998, the Company effected a five-to-one reverse stock split of its Common Stock with the belief that the action would raise the Company's minimum bid price per share above $4.00 thereby enabling the Company to meet the requirements for listing on the Nasdaq SmallCap Market. The Company made application to the Nasdaq SmallCap market in early June 1998, at which time it met all of the criteria for listing. However, during the course of the review process, the Company's minimum bid price per share fluctuated and at times was less than $4.00 per share. As a result, the Company no longer met the criteria for listing on the Nasdaq SmallCap Market. As of September 2, 1998, the Company voluntarily withdrew its application. The Company will continue to monitor its minimum bid price and intends to again make application as soon as the Company meets all of the criteria for listing.


                                    -12-

     The following table sets forth the high and low bid prices of the Common Stock for the fiscal periods indicated and as reported through the OTC Bulletin Board.

                                 Year Ended                 Year Ended
                                June 30, 1998              June 30, 1997
                             ------------------         ------------------
            Quarter           High         Low           High         Low
            First            $ 3.05      $ 1.25         $ 3.28      $ 1.56
            Second             5.78        3.05           3.13        2.03
            Third              8.60        4.55           2.19        1.88
            Fourth             7.75        3.63           1.88        1.23

     Such quotations, which have been restated to give effect to the reverse stock split, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The approximate number of shareholders of record at September 14, 1998, was 1,048.

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

     Sale of Unregistered Securities

     On December 23, 1997, the Company issued 833,300 shares of a newly created Class A Convertible Preferred Stock and warrants to purchase 1,250,000 shares of the Company's Common Stock, for an aggregate offering price of $5 million, and entered into a Registration Rights Agreement in connection therewith, to 14 investors including affiliates of Aster.Cephac S.A. and CAI Advisors & Co. The securities were issued pursuant to a Preferred Share and Warrant Purchase Agreement dated as of December 4, 1997. No underwriter or selling agent was involved in the transaction, and no remuneration was paid to any party in connection with the sale of the securities.

     These securities were issued in a private transaction in reliance upon
Section 4(2) of the Securities Act of 1933, as amended. In issuing the securities, neither the Company nor any person acting on its behalf offered the securities by means of general advertising or solicitation. The securities were issued only to a limited number of sophisticated investors who had access to all financial and other information about the Company and the offered securities. Prior to acquiring the securities, each investor acknowledged that the securities were not registered under the Securities Act of 1933, as amended, that the investor was acquiring the securities for investment only and not with a view to distribution, and that the securities are subject to restrictions on transferability. The certificates evidencing the securities bear a legend reflecting the restrictions on transferability.


                                    -13-

     The Agreement provided for the sale to the Purchasers of a total of 833,300 shares of Class A Convertible Preferred Stock for $4,937,500 or $5.925 per share. The Preferred Stock is convertible at any time into shares of Common Stock at a conversion ratio of one share of Preferred Stock for two shares of Common Stock. The conversion ratio is subject to adjustment under certain circumstances to prevent dilution. In the event of liquidation of the Company, the holders of the shares of Preferred Stock who do not convert their shares into Common Stock are entitled to receive $5.925 per share, prior to any distributions being made to the holders of any other class or series of the Company's capital stock.

     In addition, the Agreement provided for the sale to the Purchasers, for $62,500, of warrants to purchase 1,250,000 shares of Common Stock. The warrants are fully exercisable at $6.00 per share and expire on December 23, 2000.

ITEM 6:  SELECTED FINANCIAL DATA

                                        Years ended June 30,
                     --------------------------------------------------------
                         1998        1997       1996       1995       1994
                     ----------- ---------- ----------- ---------- ----------
Revenues             $12,326,009 $9,597,536 $10,962,160 $9,893,762 $8,847,674
Net earnings (loss):
 Before deemed
   preferred stock
   dividend             $622,747  ($109,513)   $778,895   $127,827   $204,851
Deemed preferred
   stock dividend    ($1,020,793)         -           -          -          -
Net earnings (loss)
   available to
   common stockholders ($398,046) ($109,513)   $778,895   $127,827   $204,851
Basic earnings
   (loss) per share       ($0.16)    ($0.04)      $0.32      $0.05      $0.08
Basic weighted average
   shares outstanding  2,440,429  2,439,129   2,439,129  2,479,178  2,470,192
Diluted earnings
   (loss) per share       ($0.16)    ($0.04)      $0.32      $0.05      $0.08
Diluted weighted average
   shares outstanding  2,440,429  2,439,129   2,470,109  2,519,620  2,556,137

Total assets         $10,107,478 $5,958,732  $6,622,959 $6,553,348 $6,163,128

Working capital
   (deficiency)       $4,082,645   $282,538    $411,498   ($63,474)  $262,632

Long-term liabilities   $235,074 $1,538,945  $1,784,876 $2,074,109 $2,437,373

Stockholders' equity  $7,873,583 $2,438,241  $2,547,754 $1,768,859 $1,540,669

                                    -14-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FORWARD-LOOKING INFORMATION

     Certain statements in this Management's Discussion and Analysis and elsewhere in this 1998 Annual Report on Form 10-K are forward-looking statements based on current expectations, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties include the fluctuation in quarterly operating results which arise from the timing of orders and the Company's ability to complete projects in a timely manner once awarded to the Company, dependence of the Company on the product development cycles of its clients, dependence of the Company on certain customers, and dependence of the Company on its key personnel and their ability to continuously develop new methodology for clinical and analytical applications. Other more general factors that could cause or contribute to such differences include, but are not limited to, general economic conditions, conditions affecting the pharmaceutical industry, and consolidation resulting in increased competition within the Company's market.

GENERAL

     PharmaKinetics Laboratories, Inc. ("the Company") is a contract research organization ("CRO") providing a range of clinical research and development services to the worldwide pharmaceutical industry and to the biotechnology industry in the development of prescription and non-prescription drug products. The Company also provides bioanalytical laboratory services and management and monitoring of clinical trials conducted at remote sites including ancillary services such as protocol and case report form design, data management and biostatistics and regulatory consulting. The nature of the Company's services and recurring business with major clients results in the Company having individual clients whose business could account for 10% or more in a fiscal year. From year to year, the specific clients may change. Since the Company's inception in 1976, the Company has assisted pharmaceutical clients with over 900 Abbreviated New Drug ("ANDA") and New Drug ("NDA") Approvals which were received as a result of the conduct of over 2,000 studies. The Company's services are provided in accordance with regulations, promulgated by the United States Food and Drug Administration ("FDA"), as well as submissions to the Canadian Health Protection Branch ("HPB"), which govern clinical trials and the drug approval process.

     On December 23, 1997, the Company issued 833,300 shares of a newly created Class A Convertible Preferred Stock and warrants to purchase 1,250,000 shares of the Company's Common Stock, and entered into a Registration Rights Agreement and Technology Sharing Agreement in connection therewith, to investors including certain affiliates of Aster.Cephac S.A. and CAI Advisors & Co. (collectively, the "Purchasers"). The securities were issued pursuant to a Preferred Share and Warrant Purchase Agreement dated as of December 4, 1997.


                                    -15-

The Purchasers beneficially own approximately 41% of the Company's voting securities without giving effect to the possible exercise of the warrants, or approximately 54% of the Company's voting securities if all the warrants are exercised.

     The Agreement provided for the sale to the Purchasers of a total of 833,300 shares of Class A Convertible Preferred Stock for $4,937,500 or $5.925 per share. The Preferred Stock is convertible at any time into shares of Common Stock at a conversion ratio of one share of Preferred Stock for two shares of Common Stock. The conversion ratio is subject to adjustment under certain circumstances to prevent dilution. In the event of liquidation of the Company, the holders of the shares of Preferred Stock who do not convert their shares into Common Stock are entitled to receive $5.925 per share, prior to any distributions being made to the holders of any other class or series of the Company's capital stock.

     In addition, the Agreement provided for the sale to the Purchasers, for $62,500, of warrants to purchase 1,250,000 shares of Common Stock. The warrants are fully exercisable at $6.00 per share and expire on December 23, 2000.

     Net earnings have been adjusted for the fiscal year ended June 30, 1998, for the deemed preferred stock dividend to the Purchasers, resulting in a net loss applicable to common stockholders. The dividend was computed based on the excess of the fair market value of the Company's Common Stock, into which the Preferred Stock is convertible, over the purchase price of the Preferred Stock at the time of issue. The dividend was recorded for financial reporting purposes only and was not paid to the Preferred Stockholders.

     On April 6, 1998, the Company's stockholders approved a five-to-one reverse split of the Company's Common Stock, the change of authorized shares of the Company's Common Stock to 10,000,000 shares, par value $0.005 per share, and the reduction of capital for payment of fractional shares and amendment of the Company's Charter in connection therewith. The reverse split, which became effective at the close of business on April 17, 1998, did not affect the rights and privileges of holders of Common Stock, either before or after the reverse split. The Company did not issue fractional shares as a result of the reverse split, and each fraction of a share was exchanged for cash. The Company's capital was reduced by the amount of cash paid for fractional shares, the total payment of which was immaterial.

     The effect of the reverse stock split has been retroactively applied to prior periods presented herein.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, items in the Statements of Operations as percentages of total revenue and the increase



                                    -16-

(decrease) by each item as a percentage of the amount for the previous period:

                             Percentage of            Period to Period
                             Total Revenues                Change
                           --------------------       ----------------
                                                       1998      1997
                           Years ended June 30,          Compared to
                           --------------------       ----------------
                            1998   1997   1996         1997      1996
                           ------ ------ ------       ------    ------
Contract revenue            94.3%  91.3%  95.5%        32.6%    (16.3)%
License fees                 5.7    8.7    4.5        (15.7)     69.1
                           ------ ------ ------       ------    ------
     Total                 100.0  100.0  100.0         28.4     (12.4)

Cost of contracts           72.5   73.5   66.5         26.6      (3.2)
                           ------ ------ ------       ------    ------
Gross margin                27.5   26.5   33.5         33.5     (30.7)

Research and development     4.6    4.7    3.6         27.3      12.6
Selling, general,
  and administrative        17.9   21.4   20.9          7.4     (10.2)
                           ------ ------ ------       ------    ------
Operating income             5.0    0.4    9.0       1438.6     (95.9)

Interest expense            (1.0)  (1.9)  (2.0)       (30.6)    (16.7)
Interest income              1.2    0.4    0.4        295.3     (11.1)
Loss on disposal
  of equipment                 -      -   (0.2)           -    (100.0)
                           ------ ------ ------       ------    ------
Earnings (loss)
  before taxes               5.2   (1.1)   7.2        676.1    (114.0)
Income taxes                (0.1)     -      -        100.0    (100.0)
                           ------ ------ ------       ------    ------
Net earnings (loss)          5.1%  (1.1)%  7.2%       668.6%   (114.1)%
                           ------ ------ ------       ------    ------

1998 Compared to 1997

     Total revenue, which includes contract revenue and revenue from licensing technologies under special agreements whereby the Company receives license fees based upon the clients' actual product sales, increased 28.4% from $9.6 million in fiscal 1997 to $12.3 million in fiscal 1998. The increase resulted from an increase of approximately $1.6 million in revenues from innovator pharmaceutical and biotechnology companies due to the Company's marketing efforts; the initiation of new clinical trial management contracts which generated an additional $.4 million in revenue in the current fiscal year compared to fiscal 1997; and expansion of the Company's list of active clients, and the impact of the availability of the Company's LC/MS/MS


                                    -17-
technology, which collectively contributed approximately $.8 million to the increase in revenue. The Company's contract revenue increased 32.6% for fiscal 1998, compared to fiscal 1997.

     License fee income of $703,000 was recorded in fiscal 1998, compared to $834,000 in fiscal 1997, a decrease of 15.7% due to the cessation of the Company's first license fee agreement in October 1997. At June 30, 1998, the Company had two license fee agreements from which it was receiving license fee income. License fee income, based on clients' sales of approved drugs, will continue through the expiration of the license fee agreements, the most significant of which is expected to expire in fiscal 2004 and the other of which is expected to expire in fiscal 2000. The Company believes it is unlikely that its clients will wish to utilize license fee arrangements in the future as compensation for work performed. As a result, contract revenues, rather than licensing income, will continue to be the primary source of revenues.

     The Company's gross margin increased 33.5% from $2.5 million in fiscal 1997 to $3.4 million in fiscal 1998. As a percentage of revenue, the Company's gross margin increased from 26.5% in fiscal 1997 to 27.5% in fiscal 1998, on a 28.4% increase in total revenue. The increase in gross margin reflects the increase in the use of the Company's LC/MS/MS instrumentation, which helped increase efficiencies, and the overall increase in the level of business and diversification of services which culminated in the realization of certain economies of scale.

     Selling, general and administrative expenses totaled $2.2 million in fiscal 1998, compared to $2.1 million in fiscal 1997, representing a 7.4% increase. As a percentage of revenue, selling, general and administrative expenses were 17.9% in fiscal 1998 and 21.4% in fiscal 1997. The increase is primarily attributable to the establishment of an allowance for doubtful accounts, which had the effect of increasing selling, general and administrative expenses by $150,000, notwithstanding a decrease in expenditures associated with the loss of personnel in fiscal 1997 for which certain positions remained vacant until the second half of fiscal 1998.

     Research and development expenses increased 27.3% from $447,000 in fiscal 1997 to $568,000 in fiscal 1998. The Company has continued to invest in its research and development effort in fiscal 1998 in an effort to bring new analytical methods on-line to meet client demands. In June 1998, the Company acquired its third LC/MS/MS instrument for use in its laboratory and has invested in research and development to bring this instrument on-line and to develop LC/MS/MS methods for utilization in future studies. The Company believes that these investments will result in the generation of new business and an improvement in its competitive position.

     Interest expense decreased by 30.6% from $186,000 in fiscal 1997 to $129,000 in fiscal 1998. In February 1998 the Company utilized $1.6 million of the $5 million cash received from the Purchasers in the December 23, 1997


                                    -18-
transaction to pay the remaining principal balance of its term note payable to NationsBank N.A., thereby eliminating its bank debt. Interest income increased 295.3% in fiscal 1998, compared to fiscal 1997, due to the investment of the remaining funds in interest bearing financial instruments.

     Net earnings have been adjusted for the deemed preferred stock dividend to the Purchasers, resulting in a net loss applicable to common stockholders. The dividend was computed based on the excess of the fair market value of the Company's Common Stock, into which the Preferred Stock is convertible, over the purchase price of the Preferred Stock at the time of issue. The dividend was recorded for financial reporting purposes only and was not paid to the Purchasers.

     A provision for income taxes of $8,200 has been recorded in fiscal 1998 for Alternative Minimum Tax obligations. No provision was recorded for fiscal 1997. The Company has available tax loss carryforwards of approximately $5,201,000, expiring in 2006 through 2011, and general business credits of approximately $1,467,000, expiring during the period 1999 to 2010.

1997 Compared to 1996

     Total revenue decreased 12.4% from $11.0 million in fiscal 1996 to $9.6 million in fiscal 1997. The decrease was primarily attributable to weakness in the generic drug market early in the year, caused by an industry-wide downturn and continued consolidation of generic drug industry clients, and failure to meet certain internal time lines resulting in delayed revenue recognition of approximately $200,000 for projects not completed by June 30, 1997. The Company made progress in accomplishing its goals to increase the amount of clinical revenue generated from major pharmaceutical and biotechnology firms; initiate new clinical trial management contracts; and acquire its second LC/MS/MS instrument for utilization in its laboratory. The Company's contract revenue decreased 16.3% for fiscal 1997, compared to fiscal 1996.

     License fee income of $834,000 was recorded in fiscal 1997, compared to $493,000 in fiscal 1996. The Company began receiving license fees in 1997 under its third agreement with another of its clients which received approval from the FDA to manufacture and market Sucralfate Tablets. The client received approval to market its drug in April 1996 and commenced sales in November 1996. The Company expects to receive payments for a minimum of eight years from the date of approval. License fee income from sales of this third product accounted for the increase in license fee income, notwithstanding a decline in license fee income from two other license fee arrangements. The Company believes it unlikely that its clients will wish to utilize license fee arrangements in the future as compensation for work performed. As a result of this trend, contract revenues, rather than licensing income, will continue to be the primary source of revenues.

     The Company's gross margin decreased 30.7% from $3.7 million in fiscal 1996 to $2.5 million in fiscal 1997. As a percentage of revenue, the

                                    -19-

Company's gross margin decreased from 33.5% in fiscal 1996 to 26.5% in fiscal 1997, on a 12.4% decrease in total revenue. The decrease in gross margin was indicative of the fact that fixed costs, relative to employee salaries and other operating expenses, remained at similar levels as revenues decreased. Measures to bring costs and staffing levels in line with current levels of business were implemented in January 1997. These measures primarily involved the termination of certain individuals no longer deemed an integral part of the Company's operations. The Company terminated these individuals on January 21, 1997. The Company did not incur restructuring charges related to the terminations as no severance pay was offered to the individuals terminated.

     Selling, general and administrative expenses totaled $2.1 million for fiscal 1997, compared to $2.3 million in fiscal 1996, representing a 10.2% decrease. As a percentage of revenue, selling, general and administrative expenses were 20.9% in fiscal 1996 and 21.4% in fiscal 1997. The Company effected certain staff reductions for administrative personnel in September 1995. The fact that these positions were not filled contributed to the decrease in expenses for fiscal year 1997, offset by increased compensation and increased operating costs.

     Research and development expenses increased 12.6% from $397,000 in fiscal 1996 to $447,000 in fiscal 1997. The Company continued to invest in its research and development effort in 1997 in an effort to bring new analytical methods on-line to meet client demands. In addition, in August 1996, the Company acquired its first LC/MS/MS instrument for its laboratory and invested in research and development to bring the instrument on-line and to develop methods for utilization in future studies.

     Interest expense decreased 16.7% from $223,000 in fiscal 1996 to $186,000 in fiscal 1997. The decrease was primarily attributable to decreases in the Company's interest bearing obligations.

     No provision for income taxes was recorded in fiscal 1997, compared to minimal amounts for Alternative Minimum Tax obligations in fiscal 1996. The Company had available tax loss carryforwards of approximately $5,770,000 expiring in 2006 through 2010, and general business credits of approximately $1,433,000, expiring during the period 1999 to 2009.

YEAR 2000

     The Company has initiated its Year 2000 compliance program, the purpose of which is to identify those systems that are not yet Year 2000 compliant, and to initiate replacement or other remedial action to assure that systems will continue to operate in the Year 2000. The Company expects to complete its assessment by December 31, 1998, which includes third party confirmations from the Company's key suppliers, vendors and business partners, with respect to their computers, software and systems, and their ability to maintain normal operations in the Year 2000, and a listing of all equipment subject to Year
2000 concerns.   To the extent that the Company is not satisfied with the


                                    -20-
status of a vendor's Year 2000 compliance or remediation plans, the Company expects to develop and implement appropriate contingency plans. Such contingency plans will include the development of alternative sources for the product or service provided by any non-compliant vendor.

     The Company has already initiated the removal and exchange of some non-compliant systems and expects to continue such replacement or other remedial action to ensure that its computers, software and systems, and other systems will continue to operate in the Year 2000. These activities are intended to encompass all major categories of systems used by the Company, including laboratory instrumentation, clinical systems, building systems, and sales and
financial systems, among others.   In some instances, the installation of new
software and hardware in the normal course of business is being accelerated to also afford a solution to Year 2000 issues. The Company has planned for the investment of approximately $300,000 in a new Laboratory Information Management System in fiscal 1999, which it expects will streamline data calculation and reporting ability and allow for customized report formats, as well as provide the laboratory with an operating system that is Year 2000 compliant. Other Year 2000 spending is expected to total less than $150,000, of which the Company had spent approximately $10,000 as of June 30, 1998. The total cost estimate is based on the Company's assessment as of June 30, 1998 and is subject to change as the compliance program progresses.

     The capital improvements and expenses required for the Year 2000 effort have been included as part of the Company's annual budgets. The Company does not expect that the capital spending or period expense associated with the Year 2000 issues will have a material effect on its financial position or results of operations. The Company's policy is to expense all costs related to its Year 2000 compliance program unless the useful life of the technological asset is extended or increased. It is expected that assessment, remediation and contingency planning will be on-going throughout fiscal 1999 with the goals of appropriately resolving all material internal systems and third party issues. There can be no assurances, however, that the Company's computer systems and the applications of other companies on which the Company's operations rely will be timely converted or that any such failure to convert by another company will not have a material adverse effect on the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

     On June 30, 1998, the Company had cash and equivalents of $3,358,506 compared to $556,040 at June 30, 1997. The increase in cash resulted from the receipt of $5,000,000, in December 1997, from the Company's sale of Class A Convertible Preferred Stock and Warrants to acquire Common Stock to a group of Purchasers led by CAI Advisors & Co. and Aster.Cephac S.A. Cash was reduced by a payment of $1,630,390, on February 5, 1998, to NationsBank N.A., representing the remaining principal balance plus accrued interest on the Company's term note payable to the Bank, payments for capital lease obligations and the purchase of equipment for utilization in the Company's operating units.

                                    -21-

     The Company invested $699,571 in capital equipment purchases, $359,406 of which was paid in cash with the remaining $340,165 financed through a capital lease. The Company's capital leases have terms expiring through fiscal 2001. The Company made contractual and discretionary principal payments of $1,706,819 on its long-term debt obligations during fiscal 1998, thereby eliminating its bank debt.

     The Company's primary source of funds is cash flow from operations, which increased by $215,234 in fiscal 1998 from fiscal 1997, principally as a result of the Company's 1998 results of operations as compared to 1997, offset by a $590,571 increase in working capital. The Company also has available a $500,000 line of credit from NationsBank, N.A. which has not been drawn upon. Terms of the credit facility provide for interest at the Bank's prime rate and advances against eligible receivables. The borrowing agreement is collateralized by substantially all of the Company's assets, places restrictions on borrowings and investments, and requires maintenance of specified amounts of working capital, net worth and cash flow ratios.

     Increases in the Company's account balances at June 30, 1998 for accounts receivable, contracts in process and deposits on contracts in process accounts, as compared to June 30, 1997, are primarily attributable to overall increases in the levels of business as evidenced by the Company's operating performance for fiscal 1998. Prepaid expenses have increased at June 30, 1998, compared to June 30, 1997, due to the timing of the payments of certain property tax and insurance obligations for fiscal year 1999. In addition, other assets have increased primarily due to the placement of a security deposit on the Company's new capital lease obligation and the Company's holdings of 44,642 shares of common stock and warrants to acquire 11,161 shares of common stock, at an exercise price of $2.40 per share, of Hybridon,
Inc. (OTCBB:HYBN), with a carrying value of $110,909 at June 30, 1998.   The
carrying value of the stock was determined by the average of the bid and ask prices of the stock as reported by the National Quotation Bureau on June 30, 1998, which was $2.48 per share. The Company received the stock and warrants in exchange for an account receivable in the amount of $89,284. The warrants expire on May 5, 2003 and are not subject to a call provision.

     At June 30, 1998, the market value of the Hybridon stock was greater than the adjusted cost basis of $89,284. The difference of $21,625 was recorded as an Unrealized Gain on Investment (a non-cash transaction) and was reflected in the Stockholders' Equity section of the balance sheet.

     As of June 30, 1998, the Company's stockholders' equity totaled $7,873,583 compared to $2,438,241 at June 30, 1997. The Company had working capital of $4,082,645 at June 30, 1998, compared to working capital of $282,538 at June 30, 1997. The increase in working capital primarily reflects the increase in cash balances caused by the Company's issuance of Class A Convertible Preferred Stock and warrants in fiscal 1998. The Company's performance in fiscal 1998 can be attributed to its efforts to expand its client base and services within the pharmaceutical and biotechnology industries.

                                    -22-

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable to this registrant in 1998



                [Remainder of page intentionally left blank]












































                                    -23-

PricewaterhouseCoopers LLP




                    REPORT OF INDEPENDENT ACCOUNTANTS
                             ----------------

To the Board of Directors and Stockholders of PharmaKinetics Laboratories, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows, present fairly, in all material respects, the consolidated financial position of PharmaKinetics Laboratories, Inc. at June 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                              /s/PricewaterhouseCoopers LLP
                                              -----------------------------
                                              PricewaterhouseCoopers LLP

Baltimore, Maryland
August 14, 1998













                                    -24-

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        PHARMAKINETICS LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   Years ended June 30,
                                           ----------------------------------
                                               1998       1997       1996
                                           ----------- ---------- -----------
Revenues                                   $12,326,009 $9,597,536 $10,962,160

Cost of contracts                            8,930,681  7,053,560   7,289,138
                                           ----------- ---------- -----------
  Gross profit                               3,395,328  2,543,976   3,673,022

Selling, general and
  administrative expenses                    2,210,137  2,057,212   2,290,828
Research and development expenses              568,444    446,677     396,741
                                           ----------- ---------- -----------
  Earnings from operations                     616,747     40,087     985,453

Interest expense                              (128,970)  (185,817)   (223,028)
Interest income                                143,170     36,217      40,748
Loss on disposal of equipment                        -          -     (19,848)
                                           ----------- ---------- -----------
  Earnings (loss) before income taxes          630,947   (109,513)    783,325

Provision for income taxes                       8,200          -       4,430
                                           ----------- ---------- -----------
  Net earnings (loss)                          622,747   (109,513)    778,895

Deemed preferred stock dividend             (1,020,793)         -           -
                                           ----------- ---------- -----------
   Net earnings (loss) applicable
     to common stockholders                  ($398,046) ($109,513)   $778,895
                                           =========== ========== ===========

Basic earnings (loss) per share                 ($0.16)    ($0.04)      $0.32
                                           ----------- ---------- -----------
Basic weighted average shares outstanding    2,440,429  2,439,129   2,439,129
                                           ----------- ---------- -----------
Diluted earnings (loss) per share               ($0.16)    ($0.04)      $0.32
                                           ----------- ---------- -----------
Diluted weighted average shares outstanding  2,440,429  2,439,129   2,470,109
                                           ----------- ---------- -----------

-----------------------------------------------------------------------------
See notes to consolidated financial statements.

                                    -25-

                        PHARMAKINETICS LABORATORIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                                         June 30,
                                                 ------------------------
                                                     1998         1997
                                                 -----------   ----------
ASSETS
Current Assets:
  Cash and equivalents                            $3,358,506     $556,040
  Accounts receivable, net                         1,731,853    1,014,538
  Contracts in process                               740,084      503,163
  Prepaid expenses                                   251,023      190,343
                                                 -----------   ----------
     Total Current Assets                          6,081,466    2,264,084
Property, plant and equipment, net                 3,822,373    3,654,132
Other assets                                         203,639       40,516
                                                 -----------   ----------
     Total Assets                                $10,107,478   $5,958,732
                                                 ===========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses             $916,816     $912,686
  Deposits on contracts in process                 1,082,005      862,272
  Current portion of long-term debt                        -      206,588
                                                 -----------   ----------
     Total Current Liabilities                     1,998,821    1,981,546
Long-term debt                                             -    1,500,231
Other liabilities                                    235,074       38,714
                                                 -----------   ----------
     Total Liabilities                             2,233,895    3,520,491
                                                 -----------   ----------
Commitments and Contingent Liabilities
Stockholders' Equity:
  Class A Convertible Preferred Stock,
   no par value; authorized 1,500,000 shares;
   issued and outstanding 833,300 shares           4,937,500            -
  Common Stock, $.005 par value; authorized,
   10,000,000 shares; issued and outstanding,
   2,456,129 and 2,439,129 shares, respectively       12,281       12,196
  Additional paid-in capital                      11,867,086   12,013,701
  Accumulated deficit                             (8,964,909)  (9,587,656)
  Unrealized gain on investment                       21,625            -
                                                 -----------   ----------
     Total Stockholders' Equity                    7,873,583    2,438,241
                                                 -----------   ----------
     Total Liabilities and Stockholders' Equity  $10,107,478   $5,958,732
                                                 ===========   ==========
------------------------------------------------------------------------------
See notes to consolidated financial statements.

                                    -26-

                        PHARMAKINETICS LABORATORIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                 Years ended June 30,
                                          ----------------------------------
                                             1998        1997        1996
                                          ----------  ----------  ----------
CLASS A CONVERTIBLE PREFERRED STOCK
Balance, beginning of year                $        -  $        -  $        -
Stock issued (833,300 shares)              4,937,500           -           -
                                          ----------  ----------  ----------
Balance, end of year                       4,937,500           -           -
                                          ----------  ----------  ----------
(Shares outstanding: 833,300 at June 30, 1998)

COMMON STOCK
Balance, beginning of year                    12,196      12,196      12,196
Exercise of stock options (16,960 shares)         85           -           -
                                          ----------  ----------  ----------
Balance, end of year                          12,281      12,196      12,196
                                          ----------  ----------  ----------
(Shares outstanding: 2,456,129 at June 30, 1998;
 and 2,439,129 at June 30, 1997 and 1996)

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year                12,013,701  12,013,701  12,013,701
Preferred stock issue costs                 (254,114)          -           -
Common stock warrants issued                  62,500           -           -
Exercise of stock options                     44,999           -           -
                                          ----------  ----------  ----------
Balance, end of year                      11,867,086  12,013,701  12,013,701
                                          ----------  ----------  ----------

ACCUMULATED DEFICIT
Balance, beginning of year                (9,587,656) (9,478,143)(10,257,038)
Net earnings (loss)                          622,747    (109,513)    778,895
                                          ----------  ----------  ----------
Balance, end of year                      (8,964,909) (9,587,656) (9,478,143)
                                          ----------  ----------  ----------

UNREALIZED GAIN ON INVESTMENT
Balance, beginning of year                         -           -           -
Unrealized gain                               21,625           -           -
                                          ----------  ----------  ----------
Balance, end of year                          21,625           -           -
                                          ----------  ----------  ----------
TOTAL STOCKHOLDERS' EQUITY                $7,873,583  $2,438,241  $2,547,754
                                          ==========  ==========  ==========
----------------------------------------------------------------------------
See notes to consolidated financial statements.

                                    -27-

                        PHARMAKINETICS LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     Years ended June 30,
                                                -----------------------------
                                                   1998      1997      1996
                                                --------- --------- ---------
Cash flows from operating activities:
 Net earnings (loss)                             $622,747 ($109,513) $778,895
 Adjustments to reconcile net earnings
  (loss) to net cash provided (used)
  by operating activities:
   Depreciation and amortization                  531,330   457,785   405,703
   Loss on disposal of equipment                        -         -    19,848
   Changes in operating assets
    and liabilities:
     Accounts receivable, net                    (806,599)  233,755  (473,609)
     Contracts in process                        (236,921) (166,233)  358,429
     Prepaid expenses and other assets           (112,894)  (46,234)  (62,522)
     Refundable income taxes                            -         -    29,364
     Accounts payable and accrued expenses        (10,026) (306,386) (327,781)
     Deposits on contracts in process             219,733   (71,038) (200,237)
                                                --------- --------- ---------
Net cash provided (used) by operating activities  207,370    (7,864)  528,090
                                                --------- --------- ---------
Cash flows from investing activities:
 Payment for purchases of property and equipment (359,406) (195,367) (164,474)
 Proceeds from sale of equipment                        -         -    71,400
                                                --------- --------- ---------
Net cash used by investing activities            (359,406) (195,367)  (93,074)
                                                --------- --------- ---------
Cash flows from financing activities:
 Proceeds from issuance of preferred stock, net 4,683,386         -         -
 Proceeds from issuance of warrants                62,500         -         -
 Payments on long-term debt                    (1,706,819) (145,214) (304,264)
 Payments for capital lease obligations          (129,649)  (85,916) (224,169)
 Proceeds from exercise of stock options           45,084         -         -
                                                --------- --------- ---------
Net cash provided (used)
 by financing activities                        2,954,502  (231,130) (528,433)
                                                --------- --------- ---------
Increase (decrease) in cash and equivalents     2,802,466  (434,361)  (93,417)
Cash and equivalents, beginning of year           556,040   990,401 1,083,818
                                                --------- --------- ---------
Cash and equivalents, end of year              $3,358,506  $556,040  $990,401
                                                ========= ========= =========
Non-cash transactions:
 Fixed assets acquired through capital leases    $340,165   $53,840  $347,167
 Conversion of account receivable to investment   $89,284         -         -
 Deemed preferred stock dividend               $1,020,793         -         -
------------------------------------------------------------------------------
See notes to consolidated financial statements.

                                    -28-

                        PHARMAKINETICS LABORATORIES, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  ORGANIZATION AND BASIS OF PRESENTATION

     PharmaKinetics Laboratories, Inc. (the "Company"), is a contract research organization ("CRO") providing a range of clinical research and development services to the worldwide pharmaceutical industry and to the biotechnology industry in the development of prescription and non-prescription drug products. The Company also provides bioanalytical laboratory services and management and monitoring of clinical trials conducted at remote sites, including ancillary services such as protocol and case report form design, data management and biostatistics and regulatory consulting. The Company has historically focused its business development efforts on generic pharmaceutical companies in the United States ("U.S.") and Canada, and has more recently expanded its clients to include several of the innovator pharmaceutical and biotechnology companies in the U.S. and Europe.

     The accompanying consolidated financial statements include the results of the Company and the PKLB Limited Partnership, which owns the building the Company occupies. The Company includes 100% of the building operations in its financial statements.

     The Company operates principally in one industry segment, the testing and related research of pharmaceutical products. Revenues include contract revenue and revenue from licensing technologies under special agreements whereby the Company receives license fees based upon the clients' actual product sales. At June 30, 1998, the Company had two license fee agreements from which it was receiving license fee income. The Company had a third license fee arrangement which expired in October 1997. License fee income of $702,798, $833,701, and $493,076, was recorded during fiscal years ended June 30, 1998, 1997, and 1996, respectively. License fee income, based on clients' sales of approved drugs, will continue through the expiration of the license fee agreements, the most significant of which is expected to expire in fiscal 2004 and the other of which is expected to expire in fiscal 2000.

B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

     Revenues associated with testing services, which are short-term in duration, are earned and recognized upon completion of all required clinical and laboratory analysis. Operating revenue attributable to the performance of long-term testing is recorded by contract by determining the status of work performed to date in relation to total services to be provided. Revenues under fixed-rate contracts include a proration of the earnings expected to be realized on the contract based upon the ratio of costs incurred to estimated total costs. Projected losses on contracts are provided for in their entirety when known. License fee income is recognized as a percentage of client sales when client sales are reported monthly to the Company.


     For the years ended June 30, 1998, 1997, and 1996 one client contributed in excess of 10% of contract revenue, accounting for 19%, 29%, and 27% of contract revenue, respectively.

     The Company conducts studies for a number of companies outside of the U.S., primarily in Canada and Europe, in addition to many domestic companies. This work is billed and paid in U.S. dollars, so there is no currency exchange risk to the Company. The Company's recognized revenue from its clients outside of the United States is as follows:

                                         Year Ended June 30,
                                   1998         1997         1996
                                ----------   ----------   ----------
Canada                          $2,597,000   $2,718,000   $3,124,000
Europe & other                     453,000      503,000      177,000
                                ----------   ----------   ----------
Total                           $3,050,000   $3,221,000   $3,301,000
                                ----------   ----------   ----------

Contracts in Process and Deposits on Contracts

     Contracts in process includes direct and indirect costs related to contract performance. Deposits on contracts represent interim payments. Upon completion of contracts, the customer is billed for the total contract amount less any deposits or interim payments.

Earnings (Loss) per Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 regarding the computation of earnings per share. This Statement requires the Company to present basic and diluted earnings per share in the financial statements. The Company adopted the requirements of this Statement in fiscal 1998. Basic earnings
(loss) per share ("EPS") is calculated by dividing net earnings (loss) by the weighted average common shares outstanding during the period. Diluted EPS reflects the potential dilution to EPS that could occur upon conversion or exercise of securities, options or other such items, to common shares using the treasury stock method based upon the weighted average fair value of the Company's common stock during the period. The Company's Class A Convertible Preferred Stock, warrants to acquire common stock, outstanding stock options granted under the Company's stock option plans and other options granted outside of the Company's plans are considered common stock equivalents for the purpose of the diluted earnings (loss) per share data; however, they are excluded from the calculations for fiscal 1998 and 1997 because the effect of their inclusion would be anti-dilutive. In 1996 dilutive common stock equivalents related to options outstanding totaled 30,980. All periods presented have been restated to conform to the new standard.

Cash and Equivalents

     Cash equivalents consist of highly liquid investments with an original

                                    -30-
maturity of ninety days or less.

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

     Five of the Company's customers account for 59.5% of the outstanding accounts receivable balance at June 30, 1998. In addition, 11.6% of the outstanding accounts receivable balance at June 30, 1998 was from clients outside of the U.S.

Investment

     The Company's investment, which is considered available for sale, is recorded at market value. Fluctuations in the market value of the investment are reported as unrealized holding gains or losses as a separate component in stockholders' equity.

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

Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the

                                    -31-
reporting period.  Actual amounts could differ from these estimates.

Research and Development Expenses

     The nature of the Company's bioanalytical laboratory services requires that the Company develop new assay methods for use in testing pharmaceutical products to determine the amount of drug present in each of the biological specimens tested. Each drug requires the development of a unique assay method, the accuracy and precision of which must be documented according to current scientific standards to meet FDA requirements. The Company's research and development group develops and validates these unique assay methods.

     The Company charges research and development expenses to operations as incurred.

Year 2000

     The Company's policy is to expense all costs related to its Year 2000 compliance program unless the useful life of the technological asset is extended or increased.

New Accounting Standards

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

C.  ACCOUNTS RECEIVABLE

     Accounts receivable at June 30, 1998 and 1997 are shown net of an allowance for doubtful accounts of $150,000 and $0, respectively.

D. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, at June 30, is summarized as follows:

                                              1998            1997
                                          -----------     -----------
         Land                             $   200,000     $   200,000
         Building and improvements          3,031,862       2,880,085
         Furniture and equipment            2,831,930       2,461,118
                                          -----------     -----------
                                            6,063,792       5,541,203
         Less: accumulated depreciation
               and amortization            (2,241,419)     (1,887,071)
                                          -----------     -----------
                                          $ 3,822,373     $ 3,654,132
                                          ===========     ===========
                                    -32-

     Assets held under capital lease at June 30, 1998 and 1997, were $441,922 and $289,990, respectively. Accumulated amortization of assets held under capital lease at June 30, 1998 and 1997, was $75,324, and $119,267, respectively.

     During fiscal year 1998, the Company wrote off certain fully depreciated assets with an historical cost basis of $176,982.

E.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     At June 30, accounts payable and accrued expenses consisted of the following:

                                              1998            1997
                                          -----------     -----------
         Trade accounts payable           $   388,389     $   488,522
         Accrued payroll and
           related expenses                   145,220          94,647
         Other accrued expenses               383,207         329,517
                                          -----------     -----------
                                          $   916,816     $   912,686
                                          ===========     ===========

F. OTHER ASSETS

     At June 30, 1998, the Company held 44,642 shares of common stock and warrants to acquire 11,161 shares of common stock, at an exercise price of $2.40 per share, of Hybridon, Inc. (OTCBB:HYBN) with a carrying value of $110,909. The carrying value of the stock was determined by the average of the bid and ask prices of the stock as reported by the National Quotation Bureau on June 30, 1998, which was $2.48 per share. The Company received the stock and warrants in exchange for an account receivable in the amount of $89,284. The warrants expire on May 5, 2003 and are not subject to a call provision.

G. DEBT

     At June 30, long-term debt consisted of the following:

                                              1998            1997
                                          -----------     -----------
         Note payable                     $         -     $ 1,706,819
         Less: current portion                      -        (206,588)
                                          -----------     -----------
                                          $         -     $ 1,500,231
                                          ===========     ===========

     On February 5, 1998, the Company elected to repay the remaining principal balance on its term note payable to NationsBank, N.A. , thereby eliminating its bank debt. The Company continues to have available a $500,000 working

                                    -33-
capital borrowing facility which was unused at June 30, 1998. Terms of the credit facility provide for interest at the Bank's prime rate and advances against eligible receivables. The borrowing agreement is collateralized by substantially all of the Company's assets, places restrictions on borrowings and investments, and requires maintenance of specified amounts of working capital, net worth and cash flow ratios.

     Cash payments for interest were $132,495, $181,722, and $362,946, in fiscal years 1998, 1997, and 1996, respectively.

H. INCOME TAXES

     The Company's expenses for income taxes result from the impact of alternative minimum tax charges and credits.

     Deferred tax balances are comprised of the following:

                                                   June 30,
                                          ---------------------------
                                              1998            1997
                                          -----------     -----------
Deferred tax assets:
         Accounts receivable              $    58,500     $         -
         Property, plant and equipment        279,201         388,964
         Accrued liabilities                   40,802          20,644
         Net operating loss carryforwards   2,028,418       2,250,142
         Alternative minimum tax credits       14,936           4,095
         General business credits           1,466,998       1,432,538
                                          -----------     -----------
Total deferred tax assets                   3,888,855       4,096,383

Less:  valuation allowance                 (3,888,855)     (4,096,383)
                                          -----------     -----------
Deferred income taxes per balance sheet   $         -     $         -
                                          ===========     ===========

     Based on the weight of evidence available at June 30, 1998, in management's opinion, a full valuation allowance is required to be recorded against the Company's deferred income tax assets.

     At June 30, 1998, the Company had tax loss carryforwards of approximately $5,201,000, expiring in 2006 through 2011, and general business credits of approximately $1,467,000 expiring during the period 1999 through 2010.

     The principal differences between the actual effective tax rate and the statutory federal tax rate are as follows:




                                    -34-

                                         Year ended June 30,
                                   1998         1997         1996
                                ----------   ----------   ----------
Statutory rate                     34.0 %       34.0 %       34.0 %
State income taxes -
  net of federal benefit            4.9          4.9          4.9
Alternative minimum tax             2.0            -           .8
Alternative minimum tax credits     (.7)           -          (.2)
Loss carryforwards                (38.9)       (38.9)       (38.9)
                                ----------   ----------   ----------
Effective rate                      1.3 %          - %         .6 %
                               ==========   ==========   ==========

     The Company made cash payments for income taxes in the fiscal years ended June 30, 1998 and 1997, in the amounts of $3,000 and $5,800, respectively. The Company received a refund for income taxes of $29,000 in the fiscal year ended June 30, 1996.

     The components of the Company's current and deferred income tax provisions are as follows:

                                        Year ended June 30,
                                   1998         1997         1996
                                ----------   ----------   ----------
  Current provision
    Federal                    $    8,200   $        -   $    4,430
    State                               -            -            -
                               ----------   ----------   ----------
  Total current                $    8,200   $        -   $    4,430
                               ==========   ==========   ==========

  Deferred provision
    Federal                    $        -   $        -   $        -
    State                               -            -            -
                               ----------   ----------   ----------
  Total deferred               $        -   $        -   $        -
                               ==========   ==========   ==========

I. COMMITMENTS AND CONTINGENT LIABILITIES

Leases

     On October 1, 1996, the Company commenced an operating lease for a LC/MS/MS for utilization in its analytical laboratory. The terms of the lease include an original instrument cost of $358,000, 36 monthly payments of approximately $10,200 and an end-of-lease-term option to retain or return the instrument. Lease expense for all operating leases, including leases with terms of less than one year, amounted to $215,100, $168,000, and $50,700 for the years ended June 30, 1998, 1997 and 1996, respectively. The future expected payout of leases with terms in excess of one year is as follows:

                                    -35-

                                  Year ending June 30,
                                  -------------------
                                         1999         $  166,424
                                         2000             54,149
                                         2001              7,996
                                         2002              2,125
                                                      ----------
                                                      $  230,694
                                                      ==========

     The Company has entered into capital lease arrangements for the purchase of furniture and laboratory equipment, which included one LC/MS/MS, in the aggregate amount of $441,922. The current and long-term portions of the capital lease obligations are in accounts payable and accrued expenses and other liabilities, respectively. The future expected payout of these capital leases is as follows:

                                  Year ending June 30,
                                  -------------------
                                         1999         $  127,991
                                         2000            110,960
                                         2001            152,721
                               less: interest portion    (57,161)
                                                      ----------
                                                      $  334,511
                                                      ==========

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

J. CAPITAL STOCK AND STOCK PLANS

Preferred Stock and Warrants

     The Board of Directors is authorized to issue up to 1,500,000 shares of preferred stock at such time or times, in such series, with such designations, preferences, or other special rights, as it may determine.

                                    -36-

     On December 23, 1997, the Company issued 833,300 shares of a newly created Class A Convertible Preferred Stock and warrants to purchase 1,250,000 shares of the Company's Common Stock, and entered into a Registration Rights Agreement and Technology Sharing Agreement in connection therewith, to investors including certain affiliates of Aster.Cephac S.A. and CAI Advisors & Co. (collectively, the "Purchasers"). The securities were issued pursuant to a Preferred Share and Warrant Purchase Agreement dated as of December 4, 1997. The Purchasers beneficially own approximately 41% of the Company's voting securities without giving effect to the possible exercise of warrants, or approximately 54% of the Company's voting securities if all the warrants are exercised.

     The Agreement provided for the sale to the Purchasers of a total of 833,300 shares of Class A Convertible Preferred Stock for $4,937,500 or $5.925 per share. The Preferred Stock is convertible at any time into shares of Common Stock at a conversion ratio of one share of Preferred Stock for two shares of Common Stock. The conversion ratio is subject to adjustment under certain circumstances to prevent dilution. In the event of liquidation of the Company, the holders of the shares of Preferred Stock who do not convert their shares into Common Stock are entitled to receive $5.925 per share, prior to any distributions being made to the holders of any other class or series of the Company's capital stock.

     In addition, the Agreement provided for the sale to the Purchasers, for $62,500, of warrants to purchase 1,250,000 shares of Common Stock. The warrants are fully exercisable at $6.00 per share and expire on December 23, 2000.

     Net earnings have been adjusted for the fiscal year ended June 30, 1998, for the deemed preferred stock dividend to the Purchasers, resulting in a net loss applicable to common stockholders. The dividend was computed based on the excess of the fair market value of the Company's Common Stock, into which the Preferred Stock was convertible, over the purchase price of the Preferred Stock at the date of issue. The dividend was recorded for financial reporting purposes only and was not paid to the Purchasers.

Reverse Stock Split

     On April 6, 1998, the Company's stockholders approved a five-to-one reverse split of the Company's Common Stock, the change of authorized shares of the Company's Common Stock to 10,000,000 shares, par value $0.005 per share, and the reduction of capital for payment of fractional shares and amendment of the Company's Charter in connection therewith. The reverse split, which became effective at the close of business on April 17, 1998, did not affect the rights and privileges of holders of Common Stock, either before or after the reverse split. The Company did not issue fractional shares as a result of the reverse split, and each fraction of a share was exchanged for cash. The Company's capital was reduced by the amount of cash paid for fractional shares, the total payment of which was immaterial.


     All share and per share information in the consolidated financial statements have been restated to give effect to the reverse stock split.

Stock Option Plans

     The Company has stock option plans under which incentive and non-qualified stock options may be granted to key employees. As of June 30, 1998, the plans provide for the delivery of up to 323,005 shares of common stock upon exercise of options granted at no less than the fair market value of the shares on the date of grant. Options may be granted for terms up to but not exceeding ten years and are generally fully vested after five years from the date granted.

     In November 1996, the Board of Directors elected to discontinue cash compensation for its non-employee directors and to adopt a Non-Employee Directors Stock Option Plan (the "1996 Plan") effective November 25, 1996.
The 1996 Plan was amended by resolution of the Board of Directors on January 20, 1998 in order to increase the number of shares of Common Stock subject to options available for grant under the 1996 Plan. Each non-employee director shall be granted options to purchase 24,000 shares of the Company's Common Stock, at the fair market value of the stock on the effective date of the grant, which shall vest in four equal installments of one-quarter over four years. The first year's grant will be pro-rated for directors joining the Board after the effective date. The first installment shall vest on the effective date of the grant. Thereafter, on the date of each of the next three annual meetings of stockholders at which elections to the Board are conducted, an installment of 6,000 shares shall vest in each serving director who is reelected to the Board. The 1996 Plan, as amended, shall be administered by the Board or the Compensation Committee established by the Board and provides that the number of shares of Stock that may be issued pursuant to options granted under the 1996 Plan shall not exceed in the aggregate 200,000 shares. As of June 30, 1998, there were 160,500 options granted and 148,500 options outstanding under the 1996 Plan. The 1996 Plan was ratified by the Company's stockholders at the Company's Special Meeting in lieu of Annual Meeting of Stockholders held April 6, 1998.

     In addition to the options described above, the Company has granted non-qualified options to purchase 56,920 shares of the Company's Common Stock to non-employees. The options were granted at fair market value of the stock on the effective date of the grant and were considered vested on the effective date of the grant.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and has continued to account for its stock based compensation in accordance with the provisions of APB No. 25. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company' stock option plans been determined based on the fair value at the date of grant for awards in 1998, 1997 and 1996 consistent with the provisions

of SFAS No. 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

                                                1998       1997       1996
                                             ---------- ---------- ----------
Net earnings (loss) applicable to
  common stockholders- as reported          ($ 398,046)($ 109,513)   $778,895

Net earnings (loss) applicable to
   common stockholders- pro forma           ($ 526,181)($ 153,451)   $768,854

Basic earnings (loss) per share - as reported   ($0.16)    ($0.04)      $0.32
Basic earnings (loss) per share - pro forma     ($0.22)    ($0.06)      $0.32
Diluted earnings (loss) per share - as reported ($0.16)    ($0.04)      $0.32
Diluted earnings (loss) per share - pro forma   ($0.22)    ($0.06)      $0.31

                                                  Year Ended June 30,
                                                1998      1997       1996
                                             ---------- ---------- ----------
  Weighted average fair value
  of options granted:                            $4.12      $1.47      $1.50

     The fair value of each option grant is estimated on the date of grant using a type of Black-Scholes option-pricing model with the following assumptions used for grants issued during the years ended June 30, 1998, 1997, and 1996: dividend yield of 0%, expected volatility of 69.4%, expected term of 5 years, and risk free interest rates which varied from grant to grant based on the 10 year Treasury Rate in effect at the time of grant, the weighted average of which was 5.7% in fiscal 1998, 6.48% in fiscal 1997, and 6.12% in fiscal 1996.

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

    The status of stock options is summarized as follows:










                                    -39-

                                                        Weighted
                                                         Average
                                            Number        Price      Options
                    Option Price           of Shares    per Share  Exercisable
                ------------------------   ---------    ---------  -----------
Balance
 June 30, 1995 ($1.40 - $26.25 per share)    216,213       $2.95      158,532

    Granted    ($2.1875 - $2.50 per share)    56,340       $2.40
    Exercised                                      -           -
    Forfeited  ($2.1875 - $7.50 per share)   (34,540)      $3.20
                                            --------
Balance
 June 30, 1996 ($1.40 - $26.25 per share)    238,013       $2.80      172,687

    Granted    ($1.80 - $2.7345 per share)   145,120       $2.35
    Exercised                                      -           -
    Forfeited  ($1.575 - $10.00 per share)   (62,398)      $2.94
                                            --------
Balance
 June 30, 1997 ($1.40 - $26.25 per share)    320,735       $2.56      157,795

    Granted    ($4.05 - $7.42 per share)     242,600       $6.63
    Exercised  ($2.1875 - $3.4375 per share) (16,960)      $2.66
    Forfeited  ($1.925 - $7.50 per share)    (17,950)      $2.98
                                            --------
Balance
 June 30, 1998 ($1.40 - $26.25 per share)    528,425       $4.41      216,120
                                            ========

     The following table summarizes information about stock options outstanding at June 30, 1998:

                Options outstanding                    Options exercisable
--------------------------------------------------- --------------------------
Range of     Number       Weighted     Weighted       Number       Weighted
exercise  outstanding at   average      average    exercisable at   average
prices      June 30,     remaining   exercise price   June 30,  exercise price
              1998    contractual life                 1998
--------------------------------------------------- --------------------------
    $                       years           $                         $

1.40 - 5.00    291,845       5.9          2.39         173,540      2.30
5.01 - 26.25   236,580       9.4          6.92          42,580      6.40
--------------------------------------------------- --------------------------
1.40 - 26.25   528,425       7.4          4.41         216,120      3.11


     Options exercised to date total 158,962. Of the options exercised to date, 40,000 shares were returned to the Company and canceled when a note

                                    -40-
receivable for common stock subscribed was canceled effective June 30, 1995.

     As of June 30, 1998, the Company has reserved 528,425 shares of Common Stock for future issuance under authorized option grants.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
                                    NONE


                                  PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item with respect to directors is contained in the Company's Proxy Statement for its 1998 annual meeting and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to June 30, 1998.


ITEM 11.  EXECUTIVE COMPENSATION

     Pursuant to General Instruction G(3) to Form 10-K, the information required with respect to this Item is contained in the Company's Proxy Statement for its 1998 annual meeting and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to June 30, 1998.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item with respect to directors is contained in the Company's Proxy Statement for its 1998 annual meeting and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to June 30, 1998.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item with respect to directors is contained in the Company's Proxy Statement for its 1998 annual meeting and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to June 30, 1998.




                                    -41-

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

                                                               Page(s)
(a)1.  FINANCIAL STATEMENTS

       Report of Independent Accountants                         24
       Consolidated statements of operations
         for each of the three years
         in the period ended June 30, 1998                       25
       Consolidated balance sheets at June 30, 1998 and 1997 26 Consolidated statements of stockholders' equity for each of the three years in the period ended
         June 30, 1998                                           27
       Consolidated statements of cash flows for each of the
         three years in the period ended June 30, 1998           28
       Notes to consolidated financial statements                29

   2.  FINANCIAL STATEMENT SCHEDULE

       Report of Independent Accountants on Financial            43
         Statement Schedule

       Schedule IX - Valuation and Qualifying Accounts           44

   3.  EXHIBITS

       See Exhibit Index                                         46

(b)  REPORTS ON FORM 8-K

     On April 21, 1998, the Company filed a Report on Form 8-K stating that as a result of a stockholder vote on April 6, 1998, approving a five-to-one reverse split of the Company's Common Stock, effective on the close of business on Friday, April 17, 1998, the Company's authorized shares of Common Stock is now 10 million and the total number of shares of Common Stock outstanding approximates 2.4 million. The Common Stock traded in the over-the-counter market on a post-split basis on Monday, April 20, 1998.












                                    -42-

PricewaterhouseCoopers LLP


               Report of Independent Accountants on Financial
                             Statement Schedule
                               --------------


To the Board of Directors and Stockholders of PharmaKinetics Laboratories, Inc.

     Our report on the consolidated financial statements of PharmaKinetics Laboratories, Inc. is included on Page 24 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 44 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included herein.




                                     /s/PricewaterhouseCoopers LLP
                                     -----------------------------
                                     PricewaterhouseCoopers LLP


Baltimore, Maryland
August 14, 1998



















                                    -43-

                       PHARMAKINETICS LABORATORIES, INC.
                                  SCHEDULE IX
                       VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996


  Column A      Column B              Column C          Column D    Column E
-----------    ----------     ------------------------ ----------- -----------
               Balance at     Charged to    Charged to             Balance at
               Beginning       Costs and       Other                  end
Description    of Period        Expense      Accounts  Deductions   of Period
-----------    ----------     ------------------------ ----------- -----------
Valuation Allowances:

   Doubtful accounts

   1998       $         -      $300,000             -   ($150,000)  $  150,000
   1997       $         -             -             -           -   $        -
   1996       $         -             -             -           -   $        -



   Deferred tax assets                         (a)

   1998       $ 4,096,383             -     ($207,528)          -   $3,888,855
   1997       $ 3,534,082             -      $562,301           -   $4,096,383
   1996       $ 3,866,842             -     ($332,760)          -   $3,534,082




Notes:
-----

(a)   Represents charges to deferred tax asset account.













                                    -44-

                                SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                        PHARMAKINETICS LABORATORIES, INC.
Date: September 28, 1998            By: /s/James K. Leslie
                                        -------------------
                                        James K. Leslie, Chief Executive
                                        Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: September 28, 1998            /s/James K. Leslie
                                    ------------------
                                    James K. Leslie, Chief Executive
                                    Officer, President and Director
                                    (Principal Executive Officer)

Date: September 28, 1998            /s/Taryn L. Kunkel
                                    ------------------
                                    Taryn L. Kunkel,
                                    Vice-President and Chief Financial
                                    Officer (Principal Financial Officer
                                    and Principal Accounting Officer)

Date: September 28, 1998            /s/ Leslie B. Daniels
                                    ---------------------
                                    Leslie B. Daniels, Director

Date: September 28, 1998            /s/ David von Kauffmann
                                    -----------------------
                                    David von Kauffmann, Director

Date: September 28, 1998            /s/ Thomas F. Kearns
                                    --------------------
                                    Thomas F. Kearns, Jr., Director

Date: September 28, 1998            /s/ Kamal K. Midha
                                    ------------------
                                    Kamal K. Midha,Ph.D.,D.SC., Director

Date: September 28, 1998            /s/ John J. Thebault
                                    --------------------
                                    John J. Thebault, M.D., Director

Date: September 28, 1998            /s/ Roger C. Thies
                                    ------------------
                                    Roger C. Thies, Director

Date: September 28, 1998            /s/ Grover C. Wrenn
                                    -------------------
                                    Grover C. Wrenn, Director
                                    -45-

                               EXHIBIT INDEX

Exhibit No.

2. Disclosure Statement (incorporated by reference to Exhibit 2 of the Company's 8-K filing on April 6, 1993).

3.    (a)  Amended and Restated Articles of Incorporation, dated April 6,
           1998 (filed herewith).
      (b) Bylaws, as amended and restated (incorporated by reference to Exhibit 3(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997).

4. Registration Rights Agreement dated as of December 23, 1997 (incorporated by reference to Exhibit 4.4 to the Company's January 7, 1998 filing on Form 8-K).

10.    Material Contracts
       (a) PharmaKinetics Laboratories, Inc. Incentive Stock Option Plan (incorporated by reference to Registration Statement on Form S-8, No. 33-51840).
       (b) PharmaKinetics Laboratories, Inc. 1996 Incentive Stock Option Plan (incorporated by reference to Registration Statement on Form S-8, No. 333-19865).
       (c) PharmaKinetics Laboratories, Inc. Non-qualified Employee Stock Option Plan (incorporated by reference to Registration Statement on Form S-8, No. 33-51838).
       (d) PharmaKinetics Laboratories, Inc. Amended and Restated 1996 Non-Employee Director's Stock Option Plan (incorporated by reference to Registration Statement on Form S-8, No. 333-59647).
       (e) Severance Agreement, dated April 15, 1997, between the Company and James K. Leslie (incorporated by reference to
           Exhibit 3(e) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997).
       (f) Severance Agreement, dated April 15, 1997, between the Company and Taryn L. Kunkel (incorporated by reference to Exhibit 3(f) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997).
       (g) Promissory Note, dated September 20, 1996, from James M. Wilkinson II, Ph.D. in favor of the Company (incorporated by reference to Exhibit 3(g) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997).
       (h) Loan documents dated May 13, 1993, between Maryland National Bank (now, NationsBank, N.A.) and PharmaKinetics Laboratories, Inc. (incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993).
           (i)    Amended and Restated Insurance Agreement
           (ii)   Partnership/Joint Venture Borrowing Authority

                                    -46-

           (iii)  Unconditional Guaranty of Payment
           (iv)   Security Agreement
           (v)    Commercial Promissory Note
           (vi)   Collateral Pledge Agreement
           (vii)  Note
           (viii) Indemnity Deed of Trust
           (ix)   Indemnity Deed of Trust
           (x)    Financing Statement
           (xi)   Loan Agreement
                  (i) First Amendment to Loan Agreement, dated May 11,
                      1995, between NationsBank, N.A. and PharmaKinetics Laboratories, Inc. (incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995).
       (j) First Commercial Promissory Note Modification Agreement dated May 11, 1995, between NationsBank, N.A. and PharmaKinetics Laboratories, Inc. (incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995).
       (k) First Note Modification Agreement dated May 11, 1995, between NationsBank, N.A. and PharmaKinetics Laboratories, Inc. (incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995).
       (l) Second Amendment to Loan Agreement, dated June 20, 1996, between NationsBank, N.A. and PharmaKinetics Laboratories, Inc. (incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996).
       (m) Second Commercial Promissory Note Modification Agreement, dated November 30, 1996, between NationsBank, N.A. and PharmaKinetics Laboratories, Inc. (incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997).
       (n) Third Amendment to Loan Agreement, dated November 30, 1996, between NationsBank, N.A. and PharmaKinetics Laboratories, Inc. (incorporated by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997).
       (o) Second Note Modification Agreement dated August 1, 1997, between NationsBank N.A. and PharmaKinetics Laboratories,
           Inc. (incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997).
       (p) Fourth Amendment to Loan Agreement, dated August 1, 1997, between NationsBank, N.A. and PharmaKinetics Laboratories, Inc. (incorporated by reference to Exhibit 10(p) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997).


                                    -47-

       (q) Fifth Amendment to Loan Agreement, dated November 30, 1997, between NationsBank N.A. and PharmaKinetics Laboratories,
           Inc. (incorporated by reference to Exhibit 10(q) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997).
       (r) Third Note Modification Agreement, dated November 30, 1997, between NationsBank N.A. and PharmaKinetics Laboratories,
           Inc. (incorporated by reference to Exhibit 10(r) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997).
       (s) Third Commercial Promissory Note Modification Agreement, dated November 30, 1997, between NationsBank N.A. and PharmaKinetics Laboratories, Inc. (incorporated by reference to Exhibit 10(s) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997).
       (t) Technology Sharing Agreement dated as of December 23, 1997 (incorporated by reference to Exhibit 99.2 to the Company's January 7, 1998 filing on Form 8-K).

21. List of subsidiaries of registrant (incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995).
23.   Consent of Independent Accountants (filed herewith).

27.   Financial Data Schedule (filed herewith).

99. (a) Court Order approving Debtor's Amended Plan of reorganization (incorporated by reference to the Company's 8-K filing on April 6, 1993).
      (b) Court Order approving Application for Final Decree(incorporated by reference to Exhibit 99 (b) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996).



















                                    -48-