Form 10-Q
period 1998-09-30
PHARMAKINETICS LABORATORIES INC
filed 1998-11-16
CIK 351506

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                FORM 10-Q
        (Mark one)
           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1998
                                    OR
           [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _X_ No ___

                 APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 2,496,129 common shares were outstanding as of November 9, 1998.




                    PHARMAKINETICS LABORATORIES, INC.
                               FORM 10-Q

                                 INDEX


                                                           Page No.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated balance sheets at September 30,             3
         1998 (unaudited) and June 30, 1998

         Consolidated statements of operations for                4
         the three months ended September 30, 1998 and 1997 (unaudited)

         Consolidated statements of comprehensive income          5
         for the three months ended September 30, 1998 and 1997 (unaudited)

         Consolidated statements of cash flows for                6
         the three months ended September 30, 1998 and 1997 (unaudited)

         Notes to consolidated financial statements (unaudited)   7

Item 2.  Management's Discussion and Analysis of                  8
         Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures                13
         About Market Risk


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                        13

Signatures                                                       15









                                   -2-

      3               PHARMAKINETICS LABORATORIES, INC.
                        CONSOLIDATED BALANCE SHEETS

                                                September 30,     June 30,
                                                    1998            1998
                                                -------------   ------------
                                                 (Unaudited)
ASSETS
Current Assets:
  Cash and equivalents                           $  3,290,616   $  3,358,506
  Accounts receivable, net                          1,566,160      1,731,853
  Contracts in process                                492,635        740,084
  Prepaid expenses                                    283,921        251,023
                                                 ------------   ------------
    Total Current Assets                            5,633,332      6,081,466
Property, plant and equipment, net                  4,130,050      3,822,373
Other assets                                          185,502        203,639
                                                 ------------   ------------
    Total Assets                                 $  9,948,884   $ 10,107,478
                                                 ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses          $  1,013,222   $    916,816
  Deposits on contracts in process                  1,155,318      1,082,005
                                                 ------------   ------------
    Total Current Liabilities                       2,168,540      1,998,821
Other liabilities                                     210,642        235,074
                                                 ------------   ------------
    Total Liabilities                               2,379,182      2,233,895
                                                 ------------   ------------
Commitments and Contingencies
Stockholders' Equity:
  Class A Convertible Preferred stock, no
    par value; authorized 1,500,000 shares;
    issued and outstanding 833,300 shares           4,937,500      4,937,500
  Common stock, $.005 par value; authorized,
    10,000,000 shares; issued and
    outstanding, 2,496,129 and 2,456,129
    shares, respectively                               12,481         12,281
  Additional paid-in capital                       11,929,886     11,867,086
  Accumulated deficit                              (9,313,653)    (8,964,909)
  Unrealized gain on investment                         3,488         21,625
                                                 ------------   ------------
    Total Stockholders' Equity                      7,569,702      7,873,583
                                                 ------------   ------------
    Total Liabilities and Stockholders' Equity   $  9,948,884   $ 10,107,478
                                                 ============   ============
 -----------------------------------------------------------------------------
See notes to consolidated financial statements.

                                     -3-

                       PHARMAKINETICS LABORATORIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                 Three Months Ended
                                                    September 30,
                                               -----------------------
                                                  1998         1997
                                               ----------   ----------
Revenues                                       $2,806,132   $3,414,648
Cost of contracts                               2,447,473    2,323,760
                                               ----------   ----------
    Gross profit                                  358,659    1,090,888

Selling, general and
  administrative expenses                         607,072      509,540
Research and development expenses                 133,557      118,073
                                               ----------   ----------
Earnings (loss) from operations                  (381,970)     463,275

Interest expense                                   (8,205)     (45,407)
Interest income                                    41,431       10,618
                                               ----------   ----------
Earnings (loss) before income taxes              (348,744)     428,486
Provision for income taxes                              -            -
                                               ----------   ----------
Net earnings (loss)                            $ (348,744)  $  428,486
                                               ==========   ==========

Basic earnings (loss) per share                    ($0.14)       $0.18
                                               ==========   ==========

Basic weighted average shares outstanding       2,485,219    2,439,129
                                               ==========   ==========

Diluted earnings (loss) per share                  ($0.14)       $0.17
                                               ==========   ==========

Diluted weighted average shares outstanding     2,485,219    2,449,880
                                               ==========   ==========





------------------------------------------------------------------------------
See notes to consolidated financial statements.

                                     -4-

                      PHARMAKINETICS LABORATORIES, INC.
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                (Unaudited)

                                                 Three Months Ended
                                                    September 30,
                                               -----------------------
                                                  1998         1997
                                               ----------   ----------

Net earnings (loss)                            $ (348,744)  $  428,486
Other comprehensive income:
   Unrealized loss on investment                  (18,137)           -
                                               ----------   ----------
Comprehensive income (loss)                    $ (366,881)  $  428,486
                                               ==========   ==========





























------------------------------------------------------------------------------
See notes to consolidated financial statements.

                                     -5-

                      PHARMAKINETICS LABORATORIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                         Three Months Ended
                                                            September 30,
                                                     -------------------------
                                                         1998          1997
                                                     ------------  ------------
Cash flows from operating activities:
  Net earnings (loss)                                $   (348,744) $   428,486
  Adjustments to reconcile net earnings (loss) to
  net cash provided by operating activities:
    Depreciation and amortization                         130,172      143,693
    Changes in operating assets and liabilities:
      Accounts receivable, net                            165,693     (561,926)
      Contracts in process                                247,449      (42,994)
      Prepaid expenses and other assets                   (32,898)    (137,843)
      Accounts payable and accrued expenses                98,622      116,537
      Deposits on contracts in process                     73,313      492,740
                                                     ------------  -----------
Net cash provided by operating activities                 333,607      438,693
                                                     ------------  -----------
Cash flows from investing activities:
    Payment for purchases of property and equipment      (437,849)     (27,037)
                                                     ------------  -----------
Net cash used by investing activities                    (437,849)     (27,037)
                                                     ------------  -----------
Cash flows from financing activities:
    Payments for capital lease obligations                (26,648)     (25,362)
    Payments on long-term debt                                  -      (36,609)
    Proceeds from exercise of stock options                63,000            -
                                                     ------------  -----------
Net cash provided (used) by financing activities           36,352      (61,971)
                                                     ------------  -----------
Increase (decrease) in cash and equivalents               (67,890)     349,685
Cash and equivalents, beginning of period               3,358,506      556,040
                                                     ------------  -----------
Cash and equivalents, end of period                  $  3,290,616  $   905,725
                                                     ============  ===========
Supplemental Cash Flow Information:
Cash Paid for Interest:                              $      8,144  $    44,541
Cash Paid for Income Taxes:                          $      3,000  $         -


------------------------------------------------------------------------------
See notes to consolidated financial statements.

                                     -6-

                      PHARMAKINETICS LABORATORIES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

BASIS OF PRESENTATION

      The consolidated balance sheet as of September 30, 1998, the consolidated statements of operations for the three months ended
September 30, 1998 and 1997, the consolidated statements of comprehensive income (loss) for the three months ended September 30, 1998 and 1997, and the consolidated statements of cash flows for the three months ended September 30, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1998, and for all periods presented, have been made. The consolidated balance sheet at June 30, 1998 has been derived from the audited financial statements as of that date. Prior period financial information gives retroactive effect to a change in the number of shares of authorized Common Stock to 10,000,000, an increase in par value to $0.005 per share, and a five-to-one reverse stock split all of which were effective by the close of business on April 17, 1998.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1998.

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

EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share ("EPS") is calculated by dividing net earnings (loss) by the weighted average common shares outstanding

                                     -7-
during the period. Diluted EPS reflects the potential dilution to EPS that could occur upon conversion or exercise of securities, options or other such items, to common shares using the treasury stock method based upon the weighted average fair value of the Company's common stock during the period. The Company's Class A Convertible Preferred Stock, warrants to acquire common stock, outstanding stock options granted under the Company's stock option plans and other options granted outside of the Company's plans are considered common stock equivalents for the purpose of the diluted earnings (loss) per share data; however, they are excluded from the calculations for the three month period ended September 30, 1998, because the effect of their inclusion would be anti-dilutive. For the period ended September 30, 1998, dilutive common stock equivalents totaled 1,786,801, of which 120,201 related to options outstanding. For the period ended September 30, 1997, the weighted average shares used in computing basic earnings per share were 2,439,129 and the dilutive common stock equivalents totaled 10,751, all of which related to outstanding options.

RECENT ACCOUNTING PRONOUNCEMENTS

     As of the quarter ended September 30, 1998, the Company has adopted the Financial Accounting Standards Board's SFAS No. 130, "Reporting Comprehensive Income", which requires additional disclosures with respect to certain changes in assets and liabilities that previously were not required to be reported as part of results of operations. Additionally, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of the Enterprise and Related Information", which establishes standards for the way that public business enterprises report information in annual statements and interim financial reports regarding operating segments, products and services, geographic areas and major customers. SFAS 131 will be effective for the Company beginning with its annual report on Form 10-K for the fiscal year ending June 30, 1999, and will apply to both annual and interim financial reporting. The Company is evaluating the impact of SFAS 131 on its required disclosure. For SFAS 130 disclosure see "Consolidated Statements of Comprehensive Income (Loss)".

PART I.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FORWARD-LOOKING INFORMATION

     Certain statements in this Management's Discussion and Analysis and elsewhere in this Form 10-Q are forward-looking statements based on current expectations, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in




                                     -8-
such forward-looking statements. Such risks and uncertainties include the fluctuation in quarterly operating results which arise from the timing of orders and the Company's ability to complete projects in a timely manner once awarded to the Company, dependence of the Company on the product development cycles of its clients, dependence of the Company on certain customers, and dependence of the Company on its key personnel, their ability to continuously develop new methodology for clinical and analytical applications and the Company's ability to bring its information technology and non-information technology systems into compliance with standards for successful operations as of January 1, 2000. Other more general factors that could cause or contribute to such differences include, but are not limited to, general economic conditions, conditions affecting the pharmaceutical industry, and consolidation resulting in increased competition within the Company's market.


RESULTS OF OPERATIONS

     The Company's total revenue, which includes contract revenue and license fees based upon clients' actual product sales, decreased 17.8%, to $2,806,132 for the three month period ended September 30, 1998, from $3,414,648 for the same period in the prior year. The decrease was the result of lower contract revenue and significantly lower license fee income.

     Contract revenues decreased 12.1% to $2,747,751, for the three month period ended September 30, 1998, compared to $3,127,466 in the same period in 1997, primarily as a result of a reduced number of contracts for Phase I clinical trials by innovator pharmaceutical and biotech companies. Revenues in this business area decreased by approximately $600,000 compared with the prior year. The decrease was offset by an increase of approximately $250,000 in contract revenue from the Clinical Trials Management business. Revenues from the Company's generic drug industry clients were flat relative to the prior year. The lack of growth in the generic drug industry revenue was the result of a backlog of method development projects in the Company's bioanalytical laboratory and the postponement of certain studies because of delays in the clients' drug development program, unrelated to the Company.

     License fee income decreased 79.7% to $58,381 for the three month period ended September 30, 1998, compared to $287,182 for the same period in the prior year. This decrease was the result of the scheduled termination of one license agreement in October 1997 and reduced pricing for one of the generic products which is a major contributor to license fee revenues. At September 30, 1998, the Company had two license fee agreements from which it was receiving income. This license fee income, based on clients' sales of approved drugs, will continue through the expiration of these agreements. The most significant agreement is set to expire in fiscal 2004, with the other expected to expire in fiscal 2000.

                                     -9-

The Company believes it is unlikely that clients will wish to make use of license fee arrangements in the future. As a result, contract revenues, rather than license fee income, will continue to be the primary source of revenues.

     The Company's gross profit decreased 67.1% to $358,659 for the three month period ended September 30, 1998, compared to $1,090,888 for the same period of the prior year. Gross profit as a percentage of revenues declined to 12.8% for the three month period ended September 30, 1998, from 31.9% for the comparable period. The decrease in gross margin for the quarter ended September 30, 1998, reflects the fact that in the short term the Company's costs are relatively fixed and, in keeping with its strategic plan, investment in personnel and instrumentation has been ongoing to improve the Company's long term competitive position. As a result, staffing remained at levels comparable to the prior year despite decreases in revenue.

     Selling, general and administrative expenses of $607,072 for the three month period ended September 30, 1998, increased 19.1%, compared to $509,540 for the three month period ended September 30, 1997. As a percentage of revenues, selling, general and administrative expenses increased from 14.9% in the three month period ended September 30, 1997, to 21.6% in the three month period ended September 30, 1998. This increase is due to reduced revenues and the implementation of the Company's plan to enhance its sales and marketing efforts through the development and introduction of new marketing materials, the addition of new business development personnel and the resulting increase in travel expenditures necessary to have these people visit existing and potential clients in the U.S. and Europe. The Company continues to focus its business development efforts on generating revenues from existing and potential clients and upon the development of new business opportunities with its French strategic partner, Aster.Cephac S.A.

     Research and development expenses increased 13.1% to $133,557 for the three month period ended September 30, 1998, from $118,073 for the three month period ended September 30, 1997. This was the result of increased efforts to develop methods for utilization in current and future studies in the Company's laboratory research and development group related primarily to its LC/MS/MS instrumentation. In October 1998, the Company acquired the fourth of these instruments. The Company believes that these investments will result in the generation of further new business and improvement in its competitive position.

     No provision for income taxes has been recorded. The Company has available unused operating loss and business tax credit carryforwards, the benefit of which is reduced by a full valuation allowance.




                                     -10-

YEAR 2000

     As reported in the Company's annual report on Form 10-K for the year ended June 30, 1998, the Company has initiated its Year 2000 compliance program, the purpose of which is to identify those systems that are not yet Year 2000 compliant, and to initiate replacement or other remedial action to assure that systems will continue to operate in the Year 2000. The Company expects to complete its assessment by December 31, 1998, which includes third party confirmations from the Company's key suppliers, vendors and business partners, with respect to their computers, software and systems, and their ability to maintain normal operations in the Year 2000, and a listing of all equipment subject to Year 2000 concerns. To the extent that the Company is not satisfied with the status of a vendor's Year 2000 compliance or remediation plans, the Company expects to develop and implement appropriate contingency plans. Such contingency plans will include the development of alternative sources for the product or service provided by any non-compliant vendor.

     The Company has already initiated the removal and exchange of some non-compliant systems, at a total cost to date of approximately $110,000, and expects to continue such replacement or other remedial action to ensure that its computers, software and systems, and other systems will continue to operate in the Year 2000. These activities are intended to encompass all major categories of systems used by the Company, including laboratory instrumentation, clinical systems, building systems, and sales and financial systems, among others. In some instances, the installation of new software and hardware in the normal course of business is being accelerated to also afford a solution to Year 2000 issues. The Company has planned for the investment of approximately $350,000, of which approximately $58,000 has been spent to date, in a new Laboratory Information Management System in fiscal 1999, which it expects will streamline data collection and reporting ability and allow for customized report formats, as well as provide the laboratory with a system that is Year 2000 compliant. As of September 30, 1998, the Company had initiated the purchase of the Laboratory Information Management System, had deployed the new hardware to system users, installed the software, and was in the process of validating the system. User training is expected to take place in December 1998. Expenses not related to the Laboratory Information Management System are expected to total less than $150,000, of which the Company had spent approximately $52,000 as of September 30, 1998. The total cost estimate is based on the Company's assessment as of September 30, 1998, and is subject to change as the compliance program progresses.
Of the Company's corporate information systems personnel resources (three full-time individuals), approximately 50% are focused full-time on the Year 2000 issues.

     The capital improvements and expenses required for the Year 2000 effort have been included as part of the Company's annual budgets. The

                                     -11-

Company does not expect that the capital spending or period expense associated with the Year 2000 issues will have a material effect on its financial position or results of operations. The Company's policy is to expense all costs related to its Year 2000 compliance program unless the useful life of the technological asset is extended or increased. It is expected that assessment, remediation and contingency planning will be on-going throughout fiscal 1999 with the goals of appropriately resolving all material internal systems and third party issues. There can be no assurances, however, that the Company's computer systems and the applications of other companies on which the Company's operations rely will be timely converted or that any such failure to convert by another company will not have a material adverse effect on the Company's operations. If the Company's Year 2000 issues are not successfully resolved, the Company could continue its operations by collecting and reporting data manually, consequently delaying project completion on the affected contracted studies.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of funds is cash flow from operations, which decreased by $105,086 in the three months ended September 30, 1998, compared to the same period of the prior year, principally as a result of the Company's net loss from operations in the period ended September 30, 1998, and reduced working capital requirements, as compared to the same period in the prior year.

     Decreases in the Company's account balances at September 30, 1998, for accounts receivable and contracts in process accounts, as compared to June 30, 1998, are primarily attributable to overall decreases in the levels of business for the quarter ended September 30, 1998. Prepaid expenses have increased at September 30, 1998, compared to June 30, 1998, due to the timing of payments on certain expense items related to future periods.

     At September 30, 1998, the Company had available $3,290,616 in cash to meet the needs of its business. In September 1998 the Company negotiated a new $500,000 credit facility with The First National Bank of Maryland to replace its existing $500,000 credit facility with NationsBank N.A., with which the Company was not in technical compliance at September 30, 1998, and which is set to expire November 30, 1998.

     In addition, other assets have decreased based on a decline of $18,137 in the market value of the Company's holdings of 44,642 shares of common stock and warrants to acquire 11,161 shares of common stock, at an exercise price of $2.40 per share, of Hybridon, Inc. (OTCBB:HYBN). The carrying value of the stock was determined by the average of the bid and ask prices of the stock as reported by the National Quotation Bureau on



                                     -12-

September 30, 1998, which was $2.08 per share. The Company received the stock and warrants in exchange for an account receivable in the amount of $89,284. The warrants expire on May 5, 2003 and are not subject to a call provision.

     At September 30, 1998, the market value of the Hybridon stock was greater than the adjusted cost basis of $89,284. The difference of $3,488 was recorded as an Unrealized Gain on Investment (a non-cash transaction) and was reflected in the Stockholders' Equity section of the balance sheet.

     At September 30, 1998, the Company reported a decrease in its contracts in process account which represents costs incurred for studies for which revenues have not been recognized and which are currently underway. Deposits on contracts in process have increased indicating an increase in prepayments on contracted studies. Changes in these account balances affect the Company's operating cash flow.

     As of September 30, 1998, the Company's stockholders' equity totaled $7,569,702 compared to $7,873,583 at June 30, 1998. The Company had working capital of $3,464,792 at September 30, 1998, compared to $4,082,645 at June 30, 1998.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                      Not Applicable

PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:
             Exhibit 10:  Material Contracts
                 (a) Commercial Promissory Note, dated September 30, 1998, between The First National Bank of Maryland and PharmaKinetics Laboratories, Inc.
                 (b) Loan Agreement, dated September 30, 1998, between The First National Bank of Maryland and PharmaKinetics Laboratories, Inc.
                 (c) Financial Covenants Addendum, dated September 30, 1998, between The First National Bank of Maryland and PharmaKinetics Laboratories, Inc.
                 (d) Negative Pledge Agreement, dated September 30, 1998, between The First National Bank of Maryland and PharmaKinetics Laboratories, Inc.






                                     -13-

         (a) Exhibits:
             Exhibit 10:  Material Contracts
               (e)  Corporate Banking and Borrowing Resolutions, dated
                      September 30, 1998, between The First National Bank of Maryland and PharmaKinetics Laboratories, Inc.
             Exhibit 27:  Financial Data Schedule

         (b) Reports on Form 8-K
             No reports on Form 8-K were filed during the quarter ended September 30, 1998.






































                                     -14-

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  PHARMAKINETICS LABORATORIES, INC.
                                  Registrant



November 16, 1998                  /s/James K. Leslie
-----------------                  ------------------
Date                               James K. Leslie
                                   Chief Executive Officer
                                   and President


November 16, 1998                  /s/Taryn L. Kunkel
-----------------                  ------------------
Date                               Taryn L. Kunkel
                                   Vice-President and
                                   Chief Financial Officer






















                                     -15-