Form 10-Q
period 1998-12-31
PHARMAKINETICS LABORATORIES INC
filed 1999-02-16
CIK 351506

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                FORM 10-Q
        (Mark one)
           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 1998
                                    OR
           [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _X_ No ___

                 APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 2,496,129 common shares were outstanding as of February 8, 1999.




                    PHARMAKINETICS LABORATORIES, INC.
                               FORM 10-Q

                                 INDEX


                                                           Page No.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated balance sheets at December 31,              3
         1998 (unaudited) and June 30, 1998

         Consolidated statements of operations for                4
         the three and six months ended December 31, 1998 and 1997 (unaudited)

         Consolidated statements of comprehensive                 5
         income (loss) for the three and six months ended December 31, 1998 and 1997 (unaudited)

         Consolidated statements of cash flows for                6
         the six months ended December 31, 1998
         and 1997 (unaudited)

         Notes to consolidated financial statements (unaudited)   7

Item 2.  Management's Discussion and Analysis of                  8
         Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures                13
         About Market Risk


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders     13

Item 6.  Exhibits and Reports on Form 8-K                        14

Signatures                                                       15







                                   -2-

      3               PHARMAKINETICS LABORATORIES, INC.
                        CONSOLIDATED BALANCE SHEETS

                                                 December 31,     June 30,
                                                    1998            1998
                                                -------------   ------------
                                                 (Unaudited)
ASSETS
Current Assets:
  Cash and equivalents                           $  2,375,765   $  3,358,506
  Accounts receivable, net                          1,309,507      1,731,853
  Contracts in process                                385,410        740,084
  Prepaid expenses                                    204,764        251,023
                                                 ------------   ------------
    Total Current Assets                            4,275,446      6,081,466
Property, plant and equipment, net                  4,444,764      3,822,373
Other assets                                          159,798        203,639
                                                 ------------   ------------
    Total Assets                                 $ 8,880,008   $ 10,107,478
                                                 ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses          $    815,525   $    916,816
  Deposits on contracts in process                    846,009      1,082,005
                                                 ------------   ------------
    Total Current Liabilities                       1,661,534      1,998,821
Other liabilities                                     185,574        235,074
                                                 ------------   ------------
    Total Liabilities                               1,847,108      2,233,895
                                                 ------------   ------------
Commitments and Contingencies
Stockholders' Equity:
  Class A Convertible Preferred stock, no
    par value; authorized 1,500,000 shares;
    issued and outstanding 833,300 shares           4,937,500      4,937,500
  Common stock, $.005 par value; authorized,
    10,000,000 shares; issued and
    outstanding, 2,496,129 and 2,456,129
    shares, respectively                               12,481         12,281
  Additional paid-in capital                       11,929,886     11,867,086
  Accumulated deficit                              (9,823,251)    (8,964,909)
  Accumulated comprehensive income (loss)             (23,716)        21,625
                                                 ------------   ------------
    Total Stockholders' Equity                      7,032,900      7,873,583
                                                 ------------   ------------
    Total Liabilities and Stockholders' Equity   $  8,880,008   $ 10,107,478
                                                 ============   ============
-----------------------------------------------------------------------------
See notes to consolidated financial statements.

                                     -3-

      4                PHARMAKINETICS LABORATORIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                   Three Months Ended      Six Months Ended
                                      December 31,           December 31,
                                    1998       1997        1998       1997
                                 ---------- ----------  ---------- ----------
Revenues                         $2,384,987 $3,372,372  $5,191,119 $6,787,020
Cost of contracts                 2,181,527  2,388,184   4,629,000  4,711,944
                                 ---------- ----------  ---------- ----------
    Gross profit                    203,460    984,188     562,119  2,075,076
Selling, general and
  administrative expenses           613,418    721,240   1,220,490  1,230,780
Research and
  development expenses              129,173    124,217     262,730    242,290
                                 ---------- ----------  ---------- ----------
Earnings (loss) from operations    (539,131)   138,731   (921,101)    602,006
Interest expense                      7,573     45,380     15,778      90,787
Interest income                      37,106     22,536     78,537      33,154
                                 ---------- ----------  ---------- ----------
Earnings (loss)
  before income taxes              (509,598)   115,887   (858,342)    544,373
Income taxes                              -          -           -          -
                                 ---------- ----------  ---------- ----------
Net earnings (loss)                (509,598)   115,887   (858,342)    544,373

Accretion of
  preferred stock dividend                - (1,020,793)         -  (1,020,793)
                                 ---------- ----------  ---------- ----------
Net loss applicable
  to common stockholders         $ (509,598)$ (904,906) $ (858,342)$ (476,420)
                                 ========== ==========  ========== ==========

Basic loss per share                 ($0.20)    ($0.37)     ($0.35)    ($0.20)
                                 ========== ==========  ========== ==========

Diluted loss per share               ($0.20)    ($0.37)     ($0.35)    ($0.20)
                                 ========== ==========  ========== ==========
Basic and diluted weighted
  average shares outstanding      2,496,089  2,439,129   2,490,654  2,439,129
                                 ========== ==========  ========== ==========




-----------------------------------------------------------------------------
See notes to consolidated financial statements.

                                     -4-

                      PHARMAKINETICS LABORATORIES, INC.
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                (Unaudited)

                                   Three Months Ended      Six Months Ended
                                      December 31,           December 31,
                                    1998       1997        1998       1997
                                 ---------- ----------  ---------- ----------
Net earnings (loss)              $ (509,598)$  115,887  $ (858,342)$  544,373
Other comprehensive income:
   Unrealized loss on investment    (27,204)         -     (45,341)         -
                                 ---------- ----------  ---------- ----------
Comprehensive income (loss)      $ (536,802)$  115,887  $ (903,683)$  544,373
                                 ========== ==========  ========== ==========






























------------------------------------------------------------------------------
See notes to consolidated financial statements.

                                     -5-

      6               PHARMAKINETICS LABORATORIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                         Six Months Ended
                                                            December 31,
                                                     -------------------------
                                                         1998          1997
                                                     ------------  ------------
Cash flows from operating activities:
  Net earnings (loss)                                $   (858,342) $   544,373
  Adjustments to reconcile net earnings (loss) to
  net cash provided by operating activities:
    Depreciation and amortization                         284,335      266,191
    Changes in operating assets and liabilities:
      Accounts receivable, net                            422,346     (541,590)
      Contracts in process                                354,674     (108,124)
      Prepaid expenses and other assets                    44,759     (154,588)
      Accounts payable and accrued expenses               (98,377)     114,330
      Deposits on contracts in process                   (235,996)     278,794
                                                     ------------  -----------
Net cash provided (used) by operating activities          (86,601)     399,386
                                                     ------------  -----------
Cash flows from investing activities:
    Payment for purchases of property and equipment      (906,726)     (87,267)
                                                     ------------  -----------
Net cash used by investing activities                    (906,726)     (87,267)
                                                     ------------  -----------
Cash flows from financing activities:
    Payments for capital lease obligations                (52,414)     (56,945)
    Proceeds from exercise of stock options                63,000            -
    Proceeds from issuance of preferred stock, net              -    4,683,387
    Proceeds from issuance of warrants                          -       62,500
    Payments on long-term debt                                  -      (72,456)
                                                     ------------  -----------
Net cash provided by financing activities                  10,586    4,616,486
                                                     ------------  -----------
Increase (decrease) in cash and equivalents              (982,741)   4,928,605
Cash and equivalents, beginning of period               3,358,506      556,040
                                                     ------------  -----------
Cash and equivalents, end of period                  $  2,375,765  $ 5,484,645
                                                     ============  ===========
Supplemental Cash Flow Information:
Non-Cash Transactions:
 Fixed assets acquired through capital leases        $          -  $   340,165
 Accretion of preferred stock dividend               $          -  $ 1,020,793
Cash Paid for Interest:                              $     15,574  $    90,463
Cash Paid for Income Taxes:                          $          -  $         -
------------------------------------------------------------------------------
See notes to consolidated financial statements.

                                     -6-

                      PHARMAKINETICS LABORATORIES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

BASIS OF PRESENTATION

      The consolidated balance sheet as of December 31, 1998, the consolidated statements of operations for the three and six months ended December 31, 1998 and 1997, the consolidated statements of comprehensive income (loss) for the three and six months ended December 31, 1998 and 1997, and the consolidated statements of cash flows for the six months ended December 31, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at December 31, 1998, and for all periods presented, have been made. The consolidated balance sheet at June 30, 1998 has been derived from the audited financial statements as of that date. Prior period financial information gives retroactive effect to a change in the number of shares of authorized Common Stock to 10,000,000, an increase in par value to $0.005 per share, and a five-to-one reverse stock split all of which were effective by the close of business on April 17, 1998.

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

EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share ("EPS") is calculated by dividing net earnings (loss) by the weighted average common shares outstanding

                                     -7-
during the period. Diluted EPS reflects the potential dilution to EPS that could occur upon conversion or exercise of securities, options or other such items, to common shares using the treasury stock method based upon the weighted average fair value of the Company's common stock during the period. The Company's Class A Convertible Preferred Stock, warrants to acquire common stock, outstanding stock options granted under the Company's stock option plans and other options granted outside of the Company's plans are considered common stock equivalents for the purpose of the diluted earnings (loss) per share data; however, they are excluded from the calculations for the three and six month periods ended December 31, 1998, because the effect of their inclusion would be anti-dilutive. For the three and six month periods ended December 31, 1998, dilutive common stock equivalents totaled 1,678,949, and 1,734,613, respectively, of which 12,349 and 68,013, respectively, related to options outstanding. For the three and six month periods ended December 31, 1997, the weighted average shares used in computing basic earnings per share were 2,439,129 and the dilutive common stock equivalents totaled 233,293 and 104,684, respectively, all of which related to outstanding options.

RECENT ACCOUNTING PRONOUNCEMENTS

     In the quarter ended September 30, 1998, the Company adopted the Financial Accounting Standards Board's SFAS No. 130, "Reporting Comprehensive Income", which requires additional disclosures with respect to certain changes in assets and liabilities that previously were not required to be reported as part of results of operations. Additionally, the Financial Accounting Standards Board has issued SFAS No. 131, "Disclosures about Segments of the Enterprise and Related Information", which establishes standards for the way that public business enterprises report information in annual statements and interim financial reports regarding operating segments, products and services, geographic areas and major customers. SFAS 131 will be effective for the Company beginning with its annual report on Form 10-K for the fiscal year ending June 30, 1999, and will apply to both annual and interim financial reporting. The Company is evaluating the impact of SFAS 131 on its required disclosure. For SFAS 130 disclosure see "Consolidated Statements of Comprehensive Income (Loss)".

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


RESULTS OF OPERATIONS

     The Company's total revenue, which includes contract revenue and license fees based upon clients' actual product sales, decreased 29.3% and 23.5%, to $2,384,987 and $5,191,119, for the three and six month periods ended December 31, 1998, from $3,372,372 and $6,787,020, respectively, for the same periods in the prior year. The decrease was the result of lower contract revenue from a reduced number of contracts and significantly lower license fee income.

     Contract revenues decreased 27.0% and 19.6% to $2,296,131 and $5,043,882, for the three and six month periods ended December 31, 1998, respectively, compared to $3,145,495 and $6,272,961, in the same periods in 1997, primarily as the result of a reduction in revenues of approximately $1,600,000 for Phase I and bioequivalence studies for the six month period ended December 31, 1998, as compared with the same period of the prior year. The decrease was offset by an increase of approximately $500,000 in contract revenue from Clinical Trials Management studies. The Company believes that the decline in contract revenues is the result of the cyclical nature of its business and an increasingly competitive market for its services which has resulted in aggressive price competition.

     License fee income decreased 60.8% and 71.4% to $88,856 and $147,237, for the three and six month periods ended December 31, 1998, compared to $226,877 and $514,059, respectively, for the same periods in the prior year. This decrease was the result of the scheduled termination of one license agreement in October 1997 and reduced pricing for one of the generic products which is a major contributor to license fee revenues. At December 31, 1998, the Company had two license fee agreements from which it was receiving income. This license fee income, based on clients' sales of approved drugs, will continue through the expiration of these agreements. The most significant agreement is set to expire in fiscal 2004, with the other expected to expire in fiscal 2000.


The Company believes it is unlikely that clients will wish to make use of license fee arrangements in the future. As a result, contract revenues, rather than license fee income, will continue to be the primary source of revenues.

     The Company's gross profit decreased 79.3% and 72.9%, to $203,460 and $562,119 for the three and six month periods ended December 31, 1998, respectively, compared to $984,188 and $2,075,076 for the same periods of the prior year. Gross profit as a percentage of revenues declined to 8.5% and 10.8%, for the three and six month periods ended December 31, 1998, from 29.2% and 30.6%, respectively, for the comparable periods of the prior year. The decrease in gross margin for the three and six month periods ended December 31, 1998, reflects the fact that in the short term the Company's costs are relatively fixed and, in keeping with its strategic plan, investment in personnel and instrumentation has been ongoing to improve the Company's long term competitive position. As a result, staffing remained at levels comparable to the prior year despite decreases in revenue.

     Selling, general and administrative expenses of $613,418 and $1,220,490 for the three and six month periods ended December 31, 1998, decreased 14.9% and 0.8%, respectively, compared to $721,240 and $1,230,780 for the same periods in the prior year. During the three and six month periods of the prior year, the Company had established an allowance for doubtful accounts which had the effect of increasing selling, general and administrative expenses by $300,000.
Selling, general and administrative expenses, excluding the effect of the allowance for doubtful accounts in the prior periods, would have increased by 45.6% and 31.1% in the three and six month periods ended December 31, 1998, compared to the comparable periods of the prior year. As a percentage of revenues, selling, general and administrative expenses increased from 21.4% and 18.1% in the three and six month periods ended December 31, 1997, to 25.7% and 23.5%, respectively, in the three and six month periods ended December 31, 1998. This increase is due to reduced revenues and the implementation of the Company's plan to enhance its sales and marketing efforts through the development and introduction of new marketing materials, the addition of new business development personnel and the resulting increase in travel expenditures necessary to have these people visit existing and potential clients in the U.S. and Europe. The Company continues to focus its business development efforts on generating revenues from existing and potential clients.

     Research and development expenses increased 4.0% and 8.4% to $129,173 and $262,730 for the three and six month periods ended December 31, 1998, respectively, from $124,217 and $242,290 for the comparable periods of the prior year. This was the result of increased efforts by the Company's laboratory research and development group to develop methods for utilization in current and future studies related primarily to its LC/MS/MS instrumentation. In October 1998, the Company acquired the fourth of these instruments. The Company believes that these investments will result in the generation of new business and improvement in its competitive position.


                                     -10-

     No provision for income taxes has been recorded. The Company has available unused operating loss and business tax credit carryforwards, the benefit of which is reduced by a full valuation allowance.


YEAR 2000

     As reported in the Company's annual report on Form 10-K for the year ended June 30, 1998, the Company has initiated its Year 2000 compliance program, the purpose of which is to identify those systems that are not yet Year 2000 compliant, and to initiate replacement or other remedial action to assure that systems will continue to operate in the Year 2000. The Company completed its assessment by December 31, 1998, which included third party confirmations from the Company's key suppliers, vendors and business partners, with respect to their computers, software and systems, and their ability to maintain normal operations in the Year 2000, and a listing of all equipment subject to Year 2000 concerns. The Company is currently evaluating the confirmations it has received. To the extent that the Company is not satisfied with the status of a vendor's Year 2000 compliance or remediation plans, the Company expects to develop and implement appropriate contingency plans. Such contingency plans will include the development of alternative sources for the product or service provided by any non-compliant vendor. The Company expects to have such contingency plans defined by June 30, 1999.

     The Company has already initiated the removal and exchange of some non-compliant systems, at a total cost to date of approximately $110,000, and expects to continue such replacement or other remedial action to ensure that its computers, software and systems, and other systems will continue to operate in the Year 2000. These activities are intended to encompass all major categories of systems used by the Company, including laboratory instrumentation, clinical systems, building systems, and sales and financial systems, among others. In some instances, the installation of new software and hardware in the normal course of business is being accelerated to also afford a solution to Year 2000 issues. The Company has planned for the investment of approximately $350,000, of which approximately $58,000 has been spent to date, in a new Laboratory
Information Management System ("LIMS") in fiscal 1999, which it expects will streamline data collection and reporting ability and allow for customized report formats, as well as provide the laboratory with a system that is Year 2000 compliant. As of December 31, 1998, the Company had initiated the purchase of the LIMS, deployed the new hardware to system users, installed the software, and was in the process of validating the system. User training was expected to take place in December 1998, but was delayed until early February 1999, due to scheduling conflicts and on-going LIMS validation efforts. Expenses not related to the Laboratory Information Management
System are expected to total less than $150,000, of which the Company had spent approximately $52,000 as of December 31, 1998. The total cost estimate is based on the Company's assessment as of December 31, 1998, and is subject


                                     -11-
to change as the compliance program progresses. Of the Company's corporate information systems personnel resources (three full-time individuals), approximately 50% are focused full-time on the Year 2000 issues.

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


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of funds is cash flow from operations, which decreased by $485,987 in the six months ended December 31, 1998, compared to the same period of the prior year, principally as a result of the Company's net loss from operations in the six month period ended December 31, 1998, and reduced working capital requirements, as compared to the same period in the prior year.

     Decreases in the Company's account balances at December 31, 1998, for accounts receivable and contracts in process accounts, as compared to June 30, 1998, are primarily attributable to overall decreases in the levels of business for the six month period ended December 31, 1998. Prepaid expenses have decreased at December 31, 1998, compared to June 30, 1998, due to the timing of payments on certain expense items related to future periods.

     At December 31, 1998, the Company reported a decrease in its contracts in process account which represents costs incurred for studies for which revenues have not been recognized and which are currently underway. Deposits on contracts in process have also decreased indicating a decrease in the number of contracted studies. Changes in these account balances affect the Company's operating cash flow.

     In addition, other assets have decreased based on a decline of $45,341 in the market value of the Company's holdings of 44,642 shares of common

                                     -12-
stock and warrants to acquire 11,161 shares of common stock, at an exercise price of $2.40 per share, of Hybridon, Inc. (OTCBB:HYBN). The carrying value of the stock was determined by the average of the bid and ask prices of the stock as reported by the National Quotation Bureau on December 31, 1998, which was $1.47 per share. The Company received the stock and warrants in fiscal year 1998 in exchange for an account receivable in the amount of $89,284. The warrants expire on May 5, 2003 and are not subject to a call provision.

     At December 31, 1998, the market value of the Hybridon stock was less than the adjusted cost basis of $89,284. The difference of $23,716 was recorded as an unrealized loss on investment (a non-cash transaction) and was reflected in the Stockholders' Equity section of the balance sheet.

     At December 31, 1998, the Company had available $2,375,765 in cash to meet the needs of its business. In September 1998 the Company negotiated a new $500,000 credit facility with The First National Bank of Maryland to replace its $500,000 credit facility with NationsBank
N.A. which expired November 30, 1998.

     As of December 31, 1998, the Company's stockholders' equity totaled $7,032,900 compared to $7,873,583 at June 30, 1998. The Company had working capital of $2,613,912 at December 31, 1998, compared to $4,082,645 at June 30, 1998.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                      Not Applicable

PART II.  OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security-Holders

     The Annual Meeting of Stockholders of PharmaKinetics Laboratories, Inc., a Maryland Corporation, was held November 30, 1998, at 2:00 p.m., local prevailing time, at PharmaKinetics Laboratories, Inc., 302 W. Fayette Street, Baltimore, Maryland 21201, to consider and vote upon:

  1. The election of eight directors to serve until the next Annual Meeting of Stockholders, and until their successors are duly elected and qualified.

      Election by holders of Common Stock
      and Preferred Stock voting together:
                                                                Broker Non-votes
          Name                                For      Against   or Abstentions
    James K. Leslie                        3,169,334    21,067
    Roger C. Thies                         3,169,334    21,067
    Thomas F. Kearns, Jr.                  3,169,334    21,067
    Grover C. Wrenn                        3,169,334    21,067

                                     -13-

      Election by holders of Preferred Stock
      voting alone:
                                                                Broker Non-votes
          Name                                For      Against   or Abstentions
    Leslie B. Daniels                      1,103,288
    David von Kauffmann                    1,103,288
    Kamal K. Midha, C.M., Ph.D., D.Sc.     1,103,288
    John J. Thebault, M.D.                 1,103,288


  2. A proposal to ratify the selection of PricewaterhouseCoopers LLP, as the Company's independent auditors for the fiscal year ending June 30, 1999.

                                                                Broker Non-votes
                                              For      Against   or Abstentions

                                           3,175,591     8,804        6,006

     All proposals presented were approved by the Stockholders of the Company.


ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:
             Exhibit 27: Financial Data Schedule

         (b) Reports on Form 8-K
             No reports on Form 8-K were filed during the quarter ended December 31, 1998.





















                                     -14-

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  PHARMAKINETICS LABORATORIES, INC.
                                  Registrant



February 16, 1999                  /s/James K. Leslie
-----------------                  ------------------
Date                               James K. Leslie
                                   Chief Executive Officer
                                   and President


February 16, 1999                  /s/Taryn L. Kunkel
-----------------                  ------------------
Date                               Taryn L. Kunkel
                                   Vice-President and
                                   Chief Financial Officer


























                                     -15-