Form 10-Q
period 1999-03-31
PHARMAKINETICS LABORATORIES INC
filed 1999-05-14
CIK 351506

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                FORM 10-Q
        (Mark one)
           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1999
                                    OR
           [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _X_ No ___

                 APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 2,496,129 common shares were outstanding as of May 5, 1999.





                    PHARMAKINETICS LABORATORIES, INC.
                               FORM 10-Q

                                 INDEX



                                                           Page No.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated balance sheets at March 31,                 3
         1999 (unaudited) and June 30, 1998

         Consolidated statements of operations for                4
         the three and nine months ended March 31, 1999 and 1998 (unaudited)

         Consolidated statements of comprehensive                 5
         income (loss) for the three and nine months ended March 31, 1999 and 1998 (unaudited)

         Consolidated statements of cash flows for                6
         the nine months ended March 31, 1999
         and 1998 (unaudited)

         Notes to consolidated financial statements (unaudited)   7

Item 2.  Management's Discussion and Analysis of                  9
         Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures                14
         About Market Risk


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                        14

Signatures                                                       15

                      PHARMAKINETICS LABORATORIES, INC.
                        CONSOLIDATED BALANCE SHEETS


                                                  March 31,       June 30,
                                                    1999            1998
                                                -------------   ------------
                                                 (Unaudited)
ASSETS
Current Assets:
  Cash and equivalents                           $  2,059,724   $  3,358,506
  Accounts receivable, net                          1,485,000      1,731,853
  Contracts in process                                459,850        740,084
  Prepaid expenses                                    272,191        251,023
                                                 ------------   ------------
    Total Current Assets                            4,276,765      6,081,466
Property, plant and equipment, net                  4,314,524      3,822,373
Other assets                                          152,823        203,639
                                                 ------------   ------------
    Total Assets                                 $  8,744,112   $ 10,107,478
                                                 ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses          $    732,571   $    916,816
  Deposits on contracts in process                    655,591      1,082,005
                                                 ------------   ------------
    Total Current Liabilities                       1,388,162      1,998,821
Other liabilities                                     163,490        235,074
                                                 ------------   ------------
    Total Liabilities                               1,551,652      2,233,895
                                                 ------------   ------------
Commitments and Contingencies
Stockholders' Equity:
  Class A Convertible Preferred stock, no
    par value; authorized 1,500,000 shares;
    issued and outstanding 833,300 shares           4,937,500      4,937,500
  Common stock, $.005 par value; authorized,
    10,000,000 shares; issued and
    outstanding, 2,496,129 and 2,456,129
    shares, respectively                               12,481         12,281
  Additional paid-in capital                       11,929,886     11,867,086
  Accumulated deficit                              (9,656,716)    (8,964,909)
  Accumulated comprehensive income (loss)             (30,691)        21,625
                                                 ------------   ------------
    Total Stockholders' Equity                      7,192,460      7,873,583
                                                 ------------   ------------
    Total Liabilities and Stockholders' Equity   $  8,744,112   $ 10,107,478
                                                 ============   ============
-----------------------------------------------------------------------------
See notes to consolidated financial statements.

                       PHARMAKINETICS LABORATORIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                   Three Months Ended     Nine Months Ended
                                        March 31,             March 31,

                                    1999       1998        1999       1998
                                 ---------- ----------  ---------- ----------
Revenues                         $2,479,604 $2,722,535  $7,670,723 $9,509,555
Cost of contracts                 1,654,986  2,317,954   6,283,986  7,029,898
                                 ---------- ----------  ---------- ----------
    Gross profit                    824,618    404,581   1,386,737  2,479,657
Selling, general and
  administrative expenses           564,272    493,450   1,784,762  1,724,230
Research and
  development expenses              114,974    140,226     377,704    382,516
                                 ---------- ----------  ---------- ----------
Earnings (loss) from operations     145,372   (229,095)   (775,729)   372,911
Interest expense                      6,940     29,252      22,718    120,039
Interest income                      28,103     60,611     106,640     93,765
                                 ---------- ----------  ---------- ----------
Earnings (loss)
  before income taxes               166,535   (197,736)   (691,807)   346,637
Income taxes                              -          -           -          -
                                 ---------- ----------  ---------- ----------
Net earnings (loss)                 166,535   (197,736)   (691,807)   346,637

Accretion of
  preferred stock dividend                -          -           - (1,020,793)
                                 ---------- ----------  ---------- ----------
Net earnings (loss) applicable
  to common stockholders         $  166,535 $ (197,736) $ (691,807)$ (674,156)
                                 ========== ==========  ========== ==========

Basic earnings (loss) per share       $0.07     ($0.08)     ($0.28)    ($0.28)
                                 ========== ==========  ========== ==========
Basic weighted average
  shares outstanding              2,496,129  2,440,414   2,492,479  2,439,551
                                 ========== ==========  ========== ==========

Diluted earnings (loss) per share     $0.04     ($0.08)     ($0.28)    ($0.28)
                                 ========== ==========  ========== ==========
Diluted weighted average
  shares outstanding              4,162,729  2,440,414   2,492,479  2,439,551
                                 ========== ==========  ========== ==========


-----------------------------------------------------------------------------
See notes to consolidated financial statements.

                      PHARMAKINETICS LABORATORIES, INC.
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                (Unaudited)

                                   Three Months Ended      Nine Months Ended
                                       March 31,               March 31,

                                    1999       1998        1999       1998
                                 ---------- ----------  ---------- ----------

Net earnings (loss)              $  166,535 $ (197,736) $ (691,807)$  346,637
Other comprehensive income:
   Unrealized loss on investment     (6,975)         -     (52,316)         -
                                 ---------- ----------  ---------- ----------
Comprehensive income (loss)      $  159,560 $ (197,736) $ (744,123)$  346,637
                                 ========== ==========  ========== ==========































------------------------------------------------------------------------------
See notes to consolidated financial statements.

                      PHARMAKINETICS LABORATORIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                                          Nine Months Ended
                                                              March 31,
                                                     -------------------------
                                                         1999          1998
                                                     ------------  ------------
Cash flows from operating activities:
  Net earnings (loss)                                $   (691,807) $   346,637
  Adjustments to reconcile net earnings (loss) to
  net cash provided (used) by operating activities:
    Depreciation and amortization                         439,654      395,616
    Changes in operating assets and liabilities:
      Accounts receivable, net                            246,853     (237,183)
      Contracts in process                                280,234      (59,507)
      Prepaid expenses and other assets                   (22,668)    (108,734)
      Accounts payable and accrued expenses              (180,207)     132,441
      Deposits on contracts in process                   (426,414)     218,288
                                                     ------------  -----------
Net cash provided (used) by operating activities         (354,355)     687,558
                                                     ------------  -----------
Cash flows from investing activities:
    Payment for purchases of property and equipment      (931,805)    (282,850)
                                                     ------------  -----------
Net cash used by investing activities                    (931,805)    (282,850)
                                                     ------------  -----------
Cash flows from financing activities:
    Payments for capital lease obligations                (75,622)    (103,698)
    Proceeds from exercise of stock options                63,000        7,988
    Proceeds from issuance of preferred stock, net              -    4,683,387
    Proceeds from issuance of warrants                          -       62,500
    Payments on long-term debt                                  -   (1,706,819)
                                                     ------------  -----------
Net cash provided (used) by financing activities          (12,622)   2,943,358
                                                     ------------  -----------
Increase (decrease) in cash and equivalents            (1,298,782)   3,348,066
Cash and equivalents, beginning of period               3,358,506      556,040
                                                     ------------  -----------
Cash and equivalents, end of period                  $  2,059,724  $ 3,904,106
                                                     ============  ===========
Supplemental Cash Flow Information:
Non-Cash Transactions:
 Fixed assets acquired through capital leases        $          -  $   340,165
 Accretion of preferred stock dividend               $          -  $ 1,020,793
Cash Paid for Interest:                              $     22,367  $   123,654
Cash Paid for Income Taxes:                          $      3,914  $         -
------------------------------------------------------------------------------
See notes to consolidated financial statements.

                      PHARMAKINETICS LABORATORIES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


BASIS OF PRESENTATION

      The consolidated balance sheet as of March 31, 1999, the consolidated statements of operations for the three and nine months ended March 31, 1999 and 1998, the consolidated statements of comprehensive income (loss) for the three and nine months ended March 31, 1999 and 1998, and the consolidated statements of cash flows for the nine months ended March 31, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999, and for all periods presented, have been made. The consolidated balance sheet at June 30, 1998 has been derived from the audited financial statements as of that date. Prior period financial information gives retroactive effect to a change in the number of shares of authorized Common Stock to 10,000,000, an increase in par value to $0.005 per share, and a five-to-one reverse stock split all of which were effective by the close of business on April 17, 1998.

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

     The Company operates principally in one industry, the testing of pharmaceutical products and related services, and one geographic segment. Revenues include contract revenue and revenue from license fees under special agreements whereby the Company receives license fees based upon the clients' actual product sales.

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

     Diluted EPS reflects the potential dilution to EPS that could occur upon conversion or exercise of securities, options or other such items, to common shares using the treasury stock method based upon the weighted average fair value of the Company's common stock during the period. The Company's Class A Convertible Preferred Stock, warrants to acquire common stock, outstanding stock options granted under the Company's stock option plans and other options granted outside of the Company's plans are considered common stock equivalents for the purpose of the diluted earnings (loss) per share data; however, they are excluded from the calculations for the nine month period ended March 31, 1999, and the three and nine month periods ended March 31, 1998, because the effect of their inclusion would be anti-dilutive.

     For the three month period ended March 31, 1999, the weighted average shares used in computing basic earnings per share were 2,496,129 and the dilutive common stock equivalents totaled 1,666,600, which related to the Class A Convertible Preferred Stock. No stock options were included in the calculation because all of the option exercise prices were above the average of the market price of the Company's stock during the period. For the nine month period ended March 31, 1999, dilutive common stock equivalents totaled 1,697,739, of which 31,139 related to options outstanding. For the three and nine month periods ended March 31, 1998, dilutive common stock equivalents totaled 1,905,655 and 771,494, respectively, of which 239,055 and 169,328, respectively, related to outstanding options.

RECENT ACCOUNTING PRONOUNCEMENTS

     In the quarter ended September 30, 1998, the Company adopted the Financial Accounting Standards Board's SFAS No. 130, "Reporting Comprehensive Income", which requires additional disclosures with respect to certain changes in assets and liabilities that previously were not required to be reported as part of results of operations. Additionally, the Financial Accounting Standards Board has issued SFAS No. 131, "Disclosures about Segments of the Enterprise and Related Information", which establishes standards for the way that public business enterprises report information in annual statements and interim financial reports regarding operating segments, products and services, geographic areas and major customers. SFAS 131 will be effective for the Company beginning with its annual report on Form 10-K for the fiscal year ending June 30, 1999, and will apply to both annual and interim financial reporting. SFAS 131 is not expected to have a material impact on the Company's financial statement disclosures.

PART I.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FORWARD-LOOKING INFORMATION

     Certain statements in this Management's Discussion and Analysis and elsewhere in this Form 10-Q are forward-looking statements based on current expectations, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties include the fluctuation in quarterly operating results which arise from the timing of orders and the Company's ability to complete projects in a timely manner once awarded to the Company, dependence of the Company on the product development cycles of its clients, dependence of the Company on certain customers, dependence of the Company on its key personnel and their ability to continuously develop new methodologies for clinical and analytical applications, and the Company's ability to bring its information technology and non-information technology systems into compliance with standards for successful operations as of January 1, 2000. Other more general factors that could cause or contribute to such differences include, but are not limited to, general economic conditions, conditions affecting the pharmaceutical industry, and consolidation resulting in increased competition within the Company's market.

     The Company expects revenues for the quarter ending June 30, 1999 to be lower than in the previous three quarters of the current fiscal year. These lower revenues are expected to result in a net loss for the quarter ending June 30, 1999. The lower revenue projections and consequent loss are the result, among other things, of the initiation of several unusually long studies which will not be completed during the fourth quarter of the current fiscal year. Revenue from the studies will not be recognized until the studies are completed, which, it is anticipated, will occur during the quarters ending September 30, and December 31, 1999.

RESULTS OF OPERATIONS

     The Company's total revenue, which includes contract revenue and license fees based upon clients' actual product sales, decreased 8.9% and 19.3%, to $2,479,604 and $7,670,723, for the three and nine month periods ended March 31, 1999, from $2,722,535 and $9,509,555, respectively, for the same periods in the prior year. The decrease was the result of lower contract revenue from a reduced number of contracts and significantly lower license fee income.

     Contract revenues decreased 7.2% and 15.9% to $2,458,489 and $7,502,371, for the three and nine month periods ended March 31, 1999, respectively, compared to $2,647,896 and $8,920,857, in the same periods in 1998, primarily as the result of a reduction in revenues of approximately $2,400,000 for Phase I and bioequivalence studies for the nine month period ended March 31, 1999, as compared with the same period of the prior year. The Company believes that the decline in revenue for its Phase I and bioequivalence services is the result an increasingly competitive market for its services. The decrease was offset by an increase of approximately $900,000 in contract revenue from Clinical Trials Management studies.

     License fee income decreased 71.7% and 71.4% to $21,115 and $168,352, for the three and nine month periods ended March 31, 1999, compared to $74,639 and $588,698, respectively, for the same periods in the prior year. This decrease was the result of the scheduled termination of one license agreement in October 1997 and reduced pricing for one of the generic products which is a major contributor to license fee revenues. At March 31, 1999, the Company had two license fee agreements from which it was receiving income. This license fee income, based on clients' sales of approved drugs, will continue through the expiration of these agreements. The most significant agreement is set to expire in fiscal 2004, with the other expected to expire in fiscal 2000.
The Company believes it is unlikely that clients will wish to make use of license fee arrangements in the future. As a result, the Company's operations will be dependent upon its ability to generate sufficient contract revenue.

     The Company's gross profit increased 103.8% to $824,618 for the three month period ended March 31, 1999, compared to $404,581 for the same period of the prior year and decreased 44.1% to $1,386,737 for the nine month period ended March 31, 1999, compared to $2,479,657 for the same period of the prior year. Gross profit as a percentage of revenues increased to 33.3% for the three month period ended March 31, 1999, from 14.9% for the comparable period of the prior year, and decreased to 18.1% for the nine month period ended March 31, 1999, from 26.1% for the comparable period of the prior year. The increase in gross margin for the three month period ended March 31, 1999, reflects the reversal of an accrued expense totaling $116,000 as a result of a liability which is not expected to materialize and the recognition of $246,000 in revenue from the conclusion of a long term project for which expenses had previously been recognized. The Company's gross profit, excluding these adjustments, would have increased 14.3% for the three month period ended March 31, 1999, due to a mix of slightly more profitable studies, and would have decreased 58.7% for the nine month period ended March 31, 1999, compared to the same periods of the prior year. The decrease in the gross margin for the nine months ended March 31, 1999, is reflective of the fact that in the short term the Company's costs are relatively fixed and, in keeping with its strategic plan, investment in personnel and instrumentation has been ongoing to improve the Company's long term competitive position. As a result, staffing remained at levels comparable to the prior year despite decreases in revenue.

     Selling, general and administrative expenses of $564,272 and $1,784,762 for the three and nine month periods ended March 31, 1999, increased 14.4% and 3.5%, respectively, compared to $493,450 and $1,724,230 for the same periods in the prior year. During the nine month period of the prior year, the Company had established an allowance for doubtful accounts which had the effect of increasing selling, general and administrative expenses by $300,000.
Selling, general and administrative expenses, excluding the effect of the allowance for doubtful accounts in the prior period, would have increased by 25.3% in the nine month period ended March 31, 1999, compared to the comparable period of the prior year. As a percentage of revenues, selling, general and administrative expenses increased from 18.1% in the three and nine month periods ended March 31, 1998, to 22.8% and 23.3%, respectively, in the three and nine month periods ended March 31, 1999. This increase is due to reduced revenues and the implementation of the Company's plan to enhance its sales and marketing efforts through the development and introduction of new marketing materials, the addition of new business development personnel and the resulting increase in travel expenditures necessary to have these people visit existing and potential clients in the U.S. and Europe.

     Research and development expenses decreased 18.0% and 1.3% to $114,974 and $377,704 for the three and nine month periods ended March 31, 1999, respectively, from $140,226 and $382,516 for the comparable periods of the prior year. The decrease resulted from the loss of personnel in the Company's analytical research and development group and the consequent reduction of salary expense for research and development efforts. The Company is actively searching for potential candidates in this area while maintaining efforts to develop methods for utilization in current and future studies related primarily to its LC/MS/MS instrumentation. In October 1998, the Company acquired the fourth of these instruments. The Company believes that these investments, assuming its ability to replace lost personnel, will result in the generation of new business and improvement in its competitive position.

     No provision for income taxes has been recorded. The Company has available unused operating loss and business tax credit carryforwards, the benefit of which is reduced by a full valuation allowance.

YEAR 2000

     As reported in the Company's annual report on Form 10-K for the year ended June 30, 1998, the Company has initiated its Year 2000 compliance program, the purpose of which is to identify those systems that are not yet Year 2000 compliant, and to initiate replacement or other remedial action to assure that systems will continue to operate in the Year 2000. The Company completed its assessment by December 31, 1998, which included third party confirmations from the Company's key suppliers, vendors and business partners, with respect to their computers, software and systems, and their ability to maintain normal operations in the Year 2000, and a listing of all equipment subject to Year 2000 concerns. The Company has evaluated the confirmations it has received and to the extent that the Company is not satisfied with the status of a vendor's Year 2000 compliance or remediation plans, the Company expects to develop and implement appropriate contingency plans. Such contingency plans will include the development of alternative sources for the product or service provided by any non-compliant vendor. The Company expects to have such contingency plans defined by June 30, 1999.

     The Company has already initiated the removal and exchange of some non-compliant systems, at a total cost to date of approximately $110,000, and expects to continue such replacement or other remedial action to ensure that its computers, software and systems, and other systems will continue to operate in the Year 2000. These activities are intended to encompass all major categories of systems used by the Company, including laboratory instrumentation, clinical systems, building systems, and sales and financial systems, among others. In some instances, the installation of new software and hardware in the normal course of business is being accelerated to also afford a solution to Year 2000 issues. The Company has planned for the investment of approximately $350,000 in a new Laboratory Information Management System ("LIMS") in fiscal 1999. Of this amount, approximately $60,000 has been spent to date, with the remaining $290,000 expected to be paid in the quarter ending June 30, 1999. The Company expects this new LIMS will streamline data collection, improve reporting ability and allow for customized report formats, as well as provide the laboratory with a system that is Year 2000 compliant. As of March 31, 1999, the Company had initiated the purchase of the LIMS, deployed the new hardware to system users, installed the software, and was in the process of validating the system. User training was initiated in February 1999 and is ongoing. It is expected that user training will be completed before the LIMS is fully operational in June 1999. Expenses not related to the LIMS are expected to total less than $150,000, of which the Company had spent approximately $52,000 as of March 31, 1999. The total cost estimate is based on the Company's assessment as of March 31, 1999, and is subject to change as the compliance program progresses. Of the Company's corporate information systems personnel resources (three full-time individuals), approximately 50% are focused full-time on Year 2000 issues.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of funds is cash flow from operations, which decreased by $1,041,913 in the nine months ended March 31, 1999, compared to the same period of the prior year, principally as a result of the Company's net loss from operations in the nine month period ended March 31, 1999, as compared to the same period in the prior year.

     Decreases in the Company's account balances at March 31, 1999, for accounts receivable and contracts in process, as compared to June 30, 1998, are primarily attributable to overall decreases in the levels of business for the nine month period ended March 31, 1999. Prepaid expenses have increased at March 31, 1999, compared to June 30, 1998, due to the timing of payments on certain expense items related to future periods.

     At March 31, 1999, the Company reported a decrease in its contracts in process account which represents costs incurred for studies for which revenues have not been recognized and which are currently underway. Deposits on contracts in process have also decreased indicating a decrease in the number of contracted studies. Changes in these account balances affect the Company's operating cash flow.

     In addition, other assets have decreased based on a decline of $52,316 in the market value of the Company's holdings of 44,642 shares of common stock and warrants to acquire 11,161 shares of common stock, at an exercise price of $2.40 per share, of Hybridon, Inc. (OTCBB:HYBN). The carrying value of the stock was determined by the average of the bid and ask prices of the stock as reported by the National Quotation Bureau on March 31, 1999, which was $1.3125 per share. The Company received the stock and warrants in fiscal year 1998 in exchange for an account receivable in the amount of $89,284. The warrants expire on May 5, 2003 and are not subject to a call provision.

     At March 31, 1999, the market value of the Hybridon stock was less than the adjusted cost basis of $89,284. The difference of $30,691 was recorded as an unrealized loss on investment (a non-cash transaction) and was reflected as an accumulated comprehensive loss in Stockholders' Equity.

     At March 31, 1999, the Company had available $2,059,724 in cash to meet the needs of its business. In September 1998 the Company negotiated a new $500,000 credit facility with The First National Bank of

Maryland to replace its $500,000 credit facility with NationsBank
N.A. which expired November 30, 1998. The current credit facility has certain restrictive financial covenant ratios and net worth requirements with which the Company is currently in compliance; however, no assurances can be given that the Company will remain in compliance as of June 30, 1999.

     As of March 31, 1999, the Company's stockholders' equity totaled $7,192,460 compared to $7,873,583 at June 30, 1998. The Company had working capital of $2,888,603 at March 31, 1999, compared to $4,082,645 at June 30, 1998.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                      Not Applicable


PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:
             Exhibit 27: Financial Data Schedule

         (b) Reports on Form 8-K
             No reports on Form 8-K were filed during the quarter ended March 31, 1999.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  PHARMAKINETICS LABORATORIES, INC.
                                  Registrant



May 14, 1999                     /s/James K. Leslie
------------                     ------------------
Date                             James K. Leslie
                                 Chief Executive Officer
                                 and President


May 14, 1999                     /s/Taryn L. Kunkel
------------                     ------------------
Date                             Taryn L. Kunkel
                                 Vice-President and
                                 Chief Financial Officer