Form 10-K
period 1999-06-30
PHARMAKINETICS LABORATORIES INC
filed 1999-09-28
CIK 351506

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended JUNE 30, 1999        Commission file number 0-11580
                           -------------        ------------------------------

                        PHARMAKINETICS LABORATORIES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          MARYLAND                                       52-1067519
 ------------------------                  ------------------------------------
 (State of Incorporation)                  (I.R.S. Employer Identification No.)

                             302 WEST FAYETTE STREET
                            BALTIMORE, MARYLAND 21201
                    ----------------------------------------
                    (Address of Principal Executive Offices)

        Registrant's Telephone Number, Including Area Code (410) 385-4500
                                                          ---------------
           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE
                              ---------------------
                              (Title of each class)

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.005 PAR VALUE
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a Court. Yes [X] No [ ]

As of September 1, 1999, 2,496,129 shares of Common Stock of PharmaKinetics Laboratories, Inc. were outstanding and the aggregate market value of Common Stock (based upon the average bid and asked prices as reported on the OTC Bulletin Board on that date) held by non-affiliates was $2,660,028.

Portions of the registrant's definitive proxy statement for its 1999 annual meeting of stockholders, to be filed pursuant to Regulation 14A on or prior to October 28, 1999, are incorporated into Part III of this report.

                                     PART I

ITEM 1.  BUSINESS

         PharmaKinetics Laboratories, Inc. (the "Company") is a contract research organization ("CRO") providing a range of clinical research and development services to the worldwide pharmaceutical industry and to the biotechnology industry in the development of prescription and non-prescription drug products. The Company also provides bioanalytical laboratory services and management and monitoring of clinical trials conducted at remote sites, including ancillary services such as protocol and case report form design, data management and biostatistics, and regulatory consulting. The Company has historically focused its business development efforts on generic pharmaceutical companies in the United States ("U.S.") and Canada, and has more recently expanded its clients to include several of the innovator pharmaceutical and biotechnology companies. As a result of the increasingly competitive market for its services, the Company has elected to focus its business development efforts in North America. Business development efforts in Europe and building upon the technology sharing agreement with Aster.Cephac S.A. became a lower priority in fiscal 1999.

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


RECENT DEVELOPMENTS

         At the end of July 1999, the Company received a Warning Letter from the United States Food and Drug Administration ("FDA") regarding the Company's noncompliance with certain required protocols in bioequivalence studies which were conducted prior to fiscal 1999. In the Warning Letter, the FDA advises the Company to take immediate corrective action and that the failure to do so may result in regulatory action. The Company has responded to the FDA and has taken the corrective actions it believes necessary to address the issues and concerns raised in the Warning Letter.

         The Company does not know what effect, if any, the receipt of the Warning Letter will have on its future operating results. Management has been proactive in its approach to its clients and has encouraged them to review the Company's current performance. As of September 15, 1999, the Warning Letter has resulted in the cancellation of three scheduled studies and it appears to have resulted in a reduction in the rate of placement of orders for new studies. However, at this time, it is management's belief that this negative impact will be short-term in nature.


SERVICES

             CLINICAL EVALUATION SERVICES

         The Company offers complete services for the testing of generic pharmaceutical products to determine bioavailability and bioequivalency.

         Bioavailability testing determines the rate and extent to which an active drug ingredient is absorbed from a drug product and becomes available at the site of drug action in the human body. Typically, the determination of bioavailability is performed through the collection and laboratory analysis of blood, urine or other specimens. However, for certain drug products which are not absorbed or are minimally absorbed, for example ointments and creams, the determination of bioavailability must be performed using special procedures and equipment. Drug manufacturers are required to include information obtained from human testing in detailed laboratory and clinical studies as part of applications for approval to market certain new drug products, submitted to regulatory authorities, such as the United States Food and Drug Administration. Bioavailability data is also used to evaluate the adequacy of proposed labeling recommendations regarding dosage and administration of a drug product, to define its profile in order to evaluate product reformulations or changes in recommended dosage strength or dosage regimens, and to evaluate and substantiate controlled release claims.

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

          Protocols for the Company's clinical studies are either written by the Company's staff or provided by the client. Once developed, a protocol is submitted for approval to the Company's Institutional Review Board ("IRB"), which independently evaluates and, if necessary, requests revisions of the protocol in order to safeguard the rights and welfare of the human subjects. The current Institutional Review Board consists of one affiliated (non-voting) individual and ten non-affiliated (voting) individuals, four of whom are medical doctors (one of these serving as chairman), one pharmacologist, one clergy, and four representatives of the community.

          For each clinical study, the Company uses volunteer study participants. The availability of sufficient numbers of qualified and willing study participants has at times been, and could in the future be, a limitation on the Company's business.

          Each prospective participant is screened at the Company's facility and examined by a physician or physician's assistant employed by the Company. Prior to the commencement of a study, the Company's Medical Director or another qualified individual meets with the study participants to explain the purpose of the study and the fact that research is involved, the procedures to be followed and the expected duration of the testing, and to provide them with other information, including a description of any foreseeable risks or discomforts deemed relevant, to enable them to make an informed decision as to whether or not they want to participate in the study. A written consent form approved by the Company's Institutional Review Board for each study, acknowledging such disclosures, is signed by each participant prior to initiation of the study.

          Study participants usually arrive at the Company's controlled environment facility the night before testing is to begin. To maximize reliability of the test data, all study participants are immediately placed on a strictly supervised schedule in which all of their activities, including eating, drinking, sleeping, recreation and type of clothing, are tightly regulated. Testing includes physical observation by medical personnel and a strict schedule of collecting blood, urine and other specimens which are subjected to analysis in the Company's analytical chemistry laboratory or by other arrangements of the client.


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


         CLINICAL TRIAL MANAGEMENT AND MONITORING

         The Company provides project management and monitoring of Phase II, III and IV clinical trials conducted at remote sites. In the course of such projects, the Company's personnel may be involved in document development, investigator recruitment and selection, site evaluation, investigator meeting coordination, on-site study monitoring, data management and statistical services.

         In studies where the Company is providing project management and/or monitoring services, the drug is administered to patients by physicians, referred to as investigators, at hospitals, clinics, or other locations, referred to as sites. Potential investigators may be identified by the drug sponsor or by the Company. The Company generally solicits investigators' participation in the study. The trial's success depends on the successful identification and recruitment of investigators with an adequate base of patients who satisfy the requirements of the study protocol.

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

         As patients are examined and tests are conducted in accordance with the study protocol, data are recorded on Case Report Forms ("CRFs") and laboratory reports. The data are collected from study sites by specially trained persons known as monitors. The Company's monitors visit sites regularly to ensure study protocol adherence, that the CRFs are completed correctly, and that all data specified in the protocol are collected. The monitors use completed CRFs, once reviewed for consistency and accuracy, to enter data into an electronic database.


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

         To reduce its potential liability, the Company seeks to obtain indemnity provisions in its contracts with clients and with investigators hired by the Company on behalf of its clients. These indemnities generally do not, however, protect the Company against certain of its own actions such as those involving negligence. Moreover, these indemnities are contractual arrangements that are subject to negotiation with individual clients and the terms and scope of such indemnities can vary from client to client and from study to study. Finally, the financial performance of these indemnities is not secured, so the Company bears the risk that an indemnifying party may not have the financial ability to fulfill its indemnification obligations. The Company could be materially and adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is outside the scope of indemnity or where the indemnity, although applicable, is not performed in accordance with its terms.

         The Company itself does not maintain professional malpractice insurance related to its testing procedures as its medical personnel are required to carry such insurance, and the Company is not a provider of medical care and related services. The Company maintains a general liability policy which provides coverage with a general aggregate limit of $2,000,000, a professional liability policy with a general aggregate limit of $1,000,000, a workmen's compensation liability policy which provides coverage of $1,000,000, and an umbrella liability policy which has a limit of $10,000,000 for each occurrence in excess of primary. In addition, the Company also carries a Directors and Officers liability policy with a general aggregate limit of $2,000,000. There can be no assurance that this insurance coverage will be adequate, or that insurance coverage will continue to be available on terms acceptable to the Company.


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

         At the end of July 1999, the Company received a Warning Letter from the FDA regarding the Company's noncompliance with certain required protocols in bioequivalence studies which were conducted prior to fiscal 1999. In the Warning Letter, the FDA advises the Company to take immediate corrective action and that the failure to do so may result in regulatory action. The Company has responded to the FDA and has taken the corrective actions it believes necessary to address the issues and concerns raised in the Warning Letter.

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


COMPETITION

         The Company competes primarily against other CROs and pharmaceutical companies' own in-house research departments. The CRO industry is highly fragmented, with approximately twenty "full service" CROs and many small specialty providers. In recent years, several large full service CROs have emerged, some of which have substantially greater capital and other resources, are better known, and have more experienced personnel than the Company. The recent trend towards industry consolidation has resulted in heightened competition among the larger CROs. The Company competes in a specialty niche segment of the overall market where total size and "full service" are less important competitive factors than in the overall CRO industry. Clients choose to use the Company, or a direct competitor, on the basis of prior experience with the Company, its reputation for quality of the service provided, the ability to schedule the specific study in a time frame which meets the client's needs, scientific and technical capability and the price of the services performed. The Company believes it can compete effectively in these areas. However, during fiscal 1999, the Company had a reduced number of contracts for its Phase I and bioequivalence services, compared to fiscal 1998, resulting from the increasingly competitive market for its services.


CLIENTS

         The Company has served most of the leading U.S. and Canadian generic drug firms and several of the leading U.S. and European pharmaceutical companies. The Company's clients also include companies which utilize biotechnology and other emerging technologies to develop new drugs.

         The Company has in the past derived, and may in the future derive, a significant portion of its revenue from a relatively limited number of clients. Concentrations of business in the CRO industry are not uncommon and the Company is likely to experience such concentration in future years. For the years ended June 30, 1999, 1998 and 1997, one customer contributed in excess of 10% of contract revenue, accounting for 23%, 19%, and 29%, respectively, of contract revenue. The Company does not expect this one customer to continue to contribute in excess of 10% of contract revenue in future years.

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


EXPORT SALES

         The Company conducts studies for a number of companies outside of the U.S., primarily in Canada and Europe, in addition to many domestic companies. This work is billed and paid in U.S. dollars, therefore eliminating currency exchange risk to the Company. The Company's recognized revenue from its clients outside of the United States approximates the following:

                               Year Ended June 30,
                     ------------------------------------

                        1999         1998         1997
                     ----------   ----------   ----------

Canada               $2,679,000   $2,597,000   $2,718,000
Europe & other          391,000      453,000      503,000
                     ----------   ----------   ----------

Total                $3,070,000   $3,050,000   $3,221,000
                     ==========   ==========   ==========


BACKLOG

         The Company maintains a backlog of its business, representing studies underway in-house for which revenue has not yet been recognized, and studies that have been awarded to the Company by its various clients but have yet to begin. At June 30, 1999, the backlog was approximately $5.3 million. At June 30, 1998, the Company's backlog was approximately $6.3 million. The Company expects to recognize revenue from studies included in the June 30, 1999 backlog during fiscal 2000 and future fiscal years.


EMPLOYEES

         At July 31, 1999, the Company had 150 employees (50 of whom were part-time employees), of which 10 hold Ph.D. or M.D. degrees and 14 others hold advanced degrees. The Company does not have collective bargaining agreements with any of its employees and considers its employee relations to be satisfactory.


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

         Through July 31, 1999, the Company also leased 1,000 square feet of office space in a Baltimore suburb for utilization as a screening location. The Company established this location on a trial basis and found that the site did not generate sufficient interest from potential volunteer study participants to justify continued operation.


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

         (B) OTHER MATERIAL LEGAL PROCEEDINGS

         On January 24, 1997, the Company was notified that it may have incurred liability or may incur liability under Section 107(a) of the Comprehensive Environmental Response, Compensation and Liability Act, as amended (CERCLA), 42 U.S.C. Section 9607(a), in connection with the RAMP Industries Site in Denver, Colorado. The Environmental Protection Agency ("EPA") has identified approximately 800 entities that shipped wastes to the site and has conducted an investigation of the source, extent and nature of the release or threatened release of hazardous substances, pollutants or contaminants, or hazardous wastes, on or about the RAMP Industries Site. It is believed that the Company disposed of 15 cubic feet, or two drums, of waste at this site. On August 3, 1999, the Company entered into a Consent Decree in this matter and agreed to pay $324.73 as a settlement amount with regard to past cleanup costs at this site. It is unknown whether further costs will be incurred by the Company with regard to this matter; however, management does not believe that any further costs will be material to the Company's financial position, results of operations, or cash flows.

         (C) OTHER

         From time to time, the Company is involved in disputes and/or litigation encountered in the ordinary course of its business. The Company does not believe that the ultimate impact of the resolution of such outstanding matters will have a material effect on the Company's financial position, results of operations or cash flows.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to security holders for a vote during the fourth quarter of the fiscal year ended June 30, 1999.


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

                         Year Ended                      Year Ended
                       June 30, 1999                   June 30, 1998
                    ------------------                ----------------
Quarter               High       Low                    High      Low
-------               ----       ---                    ----      ---

First                $5.00      $2.63                  $3.05     $1.25
Second                3.50       1.31                   5.78      3.05
Third                 1.56        .75                   8.60      4.55
Fourth                1.31        .88                   7.75      3.63

         Such quotations, which have been restated to give effect to the reverse stock split described below, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The approximate number of shareholders of record at September 1, 1999, was 1,013.

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


ITEM 6:  SELECTED FINANCIAL DATA

                                                                 Years ended June 30,
                                    ---------------------------------------------------------------------------
                                         1999            1998            1997            1996           1995
                                         ----            ----            ----            ----           ----
Revenues                            $  9,828,369    $ 12,326,009    $  9,597,536    $ 10,962,160   $  9,893,762

Net earnings (loss)
 before deemed
   preferred stock dividend         ($ 1,327,715)   $    622,747      ($ 109,513)   $    778,895   $    127,827

Deemed preferred stock dividend             --      ($ 1,020,793)           --              --             --

Net earnings (loss) applicable to
  common stockholders               ($ 1,327,715)   ($   398,046)   ($   109,513)   $    778,895   $    127,827

Basic earnings (loss) per share          ($ 0.53)        ($ 0.16)        ($ 0.04)   $       0.32   $       0.05

Basic weighted average
 shares outstanding                    2,493,349       2,440,429       2,439,129       2,439,129      2,479,178

Diluted earnings (loss) per share        ($ 0.53)        ($ 0.16)        ($ 0.04)   $       0.32   $       0.05

Diluted weighted average
 shares outstanding                    2,493,349       2,440,429       2,439,129       2,470,109      2,519,620

Total assets                        $  9,284,954    $ 10,107,478    $  5,958,732    $  6,622,959   $  6,553,348

Working capital (deficiency)        $  2,287,456    $  4,082,645    $    282,538    $    411,498      ($ 63,474)

Long-term liabilities               $    142,702    $    235,074    $  1,538,945    $  1,784,876   $  2,074,109

Stockholders' equity                $  6,587,243    $  7,873,583    $  2,438,241    $  2,547,754   $  1,768,859

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

          Net earnings have been adjusted for the fiscal year ended June 30, 1998, for a deemed preferred stock dividend, resulting in a net loss applicable to common stockholders. The dividend was computed based on the excess of the fair market value of the Company's Common Stock, into which the Preferred Stock is convertible, over the purchase price of the Preferred Stock at the time of issue in 1997. The dividend was recorded for financial reporting purposes only and was not paid to the Preferred Stockholders.

          The effect of an April 1998 reverse stock split has been retroactively applied to prior periods presented herein.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, items in the Statements of Operations as percentages of total revenue and the increase (decrease) by each item as a percentage of the amount for the previous period:

                                                Percentage of          Period to Period
                                               Total Revenues               Change
                                         -------------------------     ----------------
                                            Years ended June 30,        1999       1998
                                         -------------------------        Compared to
                                          1999      1998      1997      1998       1997
                                         -------------------------     ----------------

Contract revenue                          97.9%     94.3%     91.3%    (17.3)%     32.6 %
License fees                               2.1       5.7       8.7     (70.0)     (15.7)
                                         -----     -----     -----     -----     ------
               Total                     100.0     100.0     100.0     (20.3)      28.4
Cost of contracts                         82.5      72.5      73.5      (9.2)      26.6
                                         -----     -----     -----     -----     ------
Gross margin                              17.5      27.5      26.5     (49.5)      33.5

Research and development                   5.2       4.6       4.7     (10.0)      27.3
Selling, general, and administrative      26.1      17.9      21.4      16.2        7.4
                                         -----     -----     -----     -----     ------
Operating income (loss)                  (13.8)      5.0       0.4    (321.2)    1438.6

Interest expense                          (0.3)     (1.0)     (1.9)    (77.5)     (30.6)
Interest income                            1.3       1.2       0.4      (8.3)     295.3
Write-down of investments                 (0.7)       --        --        --         --
                                         -----     -----     -----     -----     ------

Earnings (loss) before taxes             (13.5)      5.2      (1.1)   (310.4)     676.1
Income taxes                                --      (0.1)       --    (100.0)     100.0
                                         -----     -----     -----     -----     ------

Net earnings (loss)                      (13.5)%     5.1%     (1.1)%  (313.2)%    668.6%
                                         =====     =====     =====     =====     ======


  1999 COMPARED TO 1998

         Total revenue, which includes contract revenue and revenue from licensing technologies under special agreements whereby the Company receives license fees based upon the clients' actual product sales, decreased 20.3% from $12.3 million in fiscal 1998 to $9.8 million in fiscal 1999. The decrease resulted from a reduced number of contracts and significantly lower license fee income.

         Contract revenues decreased 17.3% to $9.6 million in fiscal 1999, from $11.6 million in fiscal 1998, primarily as a result of a reduction in revenues of approximately $3.2 million for Phase 1 and bioequivalence studies. The Company believes that the decline in revenue for its Phase 1 and bioequivalence services is the result of an increasingly competitive market for its services. This decrease was offset by an increase in revenues for Clinical Trials Management studies of approximately $1.1 million.

         License fee income of $210,000 was recorded in fiscal 1999, compared to $703,000 in fiscal 1998, a decrease of 70.0%, due to the expiration of the Company's first license fee agreement in October 1997 and declining sales for the more significant of the two agreements under which the Company received license fee income in fiscal 1999. License fee income, based on clients' sales of approved drugs, will continue through the expiration of the license fee agreements, the most significant of which is expected to expire in fiscal 2004 and the other of which expired on June 30, 1999. The Company believes it is unlikely that its clients will wish to utilize license fee arrangements in the future as compensation for work performed. As a result, contract revenues, rather than licensing income, will continue to be the primary source of revenues.

         The Company's gross margin decreased 49.5% from $3.4 million in fiscal 1998 to $1.7 million in fiscal 1999. As a percentage of revenue, the Company's gross margin decreased from 27.5% in fiscal 1998 to 17.5% in fiscal 1999, on a 20.3% decrease in total revenue. The decrease in gross margin is reflective of the fact that the Company's costs are relatively fixed and, in keeping with its strategic plan, investment in personnel and instrumentation has been ongoing to improve the Company's long term competitive position. As a result, staffing remained at levels comparable to the prior year despite decreases in revenue. The Company's gross margin for fiscal year 1999 includes the reversal of an accrued expense totaling $116,000 as a result of a liability which did not materialize, and the recognition of an expected refund of approximately $122,000 for which expenses had previously been recognized. The Company's gross margin, excluding these adjustments, would have decreased 56.5% for the fiscal year ended 1999, compared to fiscal year 1998.

         Selling, general and administrative expenses totaled $2.6 million in fiscal 1999, compared to $2.2 million in fiscal 1998, representing a 16.2% increase. As a percentage of revenue, selling, general and administrative expenses were 26.1% in fiscal 1999 and 17.9% in fiscal 1998. The increase is attributable to the implementation of the Company's plan to enhance its sales and marketing efforts through the development and introduction of new marketing materials, the addition of new business development personnel and the resulting increase in travel expenditures necessary to have these individuals visit existing and potential clients from whom the Company wishes to generate revenue.

         Research and development expenses decreased 10.0% from $568,000 in fiscal 1998 to $512,000 in fiscal 1999. The decrease in the level of expenditures in fiscal 1999 is primarily attributable to the loss of certain of the Company's research and development staff for which the Company is currently recruiting replacements. The Company has continued to invest in its research and development effort in fiscal 1999 to develop methods for utilization in current and future studies related primarily to its LC/MS/MS instrumentation. In October 1998, the Company acquired the fourth of these instruments. The Company believes that these investments will result in the generation of new business and improvement in its competitive position.

         Interest expense decreased by 77.5% from $129,000 in fiscal 1998 to $29,000 in fiscal 1999. The decrease is primarily attributable to the Company's elimination of its bank debt in February 1998. Interest income decreased 8.3% in fiscal 1999, compared to fiscal 1998, due to the declining cash balances maintained by the Company. The cash balances have declined due to continued investment in property and equipment, especially in the Company's laboratory.

         In fiscal 1998, net earnings were adjusted for a deemed preferred stock dividend, resulting in a net loss applicable to common stockholders. The dividend was recorded for financial reporting purposes only and was not paid to the purchasers of the preferred stock.

         No provision for income taxes was recorded for fiscal 1999. A provision was recorded in fiscal 1998 for alternative minimum tax obligations in the amount of $8,200. The Company has available tax loss carryforwards of approximately $6,900,500, which begin expiring in 2006 through 2019, and general business credits of approximately $1,514,500, which begin expiring in 1999 through 2013. Approximately $6,730,900 of the net operating loss carryforwards and general business credits are subject to limitations under Section 382 of the Internal Revenue Code.

1998 COMPARED TO 1997

         Total revenue increased 28.4% from $9.6 million in fiscal 1997 to $12.3 million in fiscal 1998. The increase resulted from an increase of approximately $1.6 million in revenues from innovator pharmaceutical and biotechnology companies due to the Company's marketing efforts; the initiation of new clinical trial management contracts which generated an additional $.4 million in revenue in the current fiscal year compared to fiscal 1997; and expansion of the Company's list of active clients, and the impact of the availability of the Company's LC/MS/MS technology, which collectively contributed approximately $.8 million to the increase in revenue. The Company's contract revenue increased 32.6% for fiscal 1998, compared to fiscal 1997.

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

         Interest expense decreased by 30.6% from $186,000 in fiscal 1997 to $129,000 in fiscal 1998. In February 1998 the Company utilized $1.6 million of the $5 million cash received from the Purchasers in the December 23, 1997 transaction to pay the remaining principal balance of its term note payable to NationsBank N.A., thereby eliminating its bank debt. Interest income increased 295.3% in fiscal 1998, compared to fiscal 1997, due to the investment of the remaining funds in interest bearing financial instruments.

         Net earnings have been adjusted for a deemed preferred stock dividend, resulting in a net loss applicable to common stockholders. The dividend was computed based on the excess of the fair market value of the Company's Common Stock, into which the Preferred Stock is convertible, over the purchase price of the Preferred Stock at the time of issue in December 1997. The dividend was recorded for financial reporting purposes only and was not paid to the Preferred Stockholders.

         A provision for income taxes of $8,200 has been recorded in fiscal 1998 for Alternative Minimum Tax obligations. No provision was recorded for fiscal 1997. The Company has available tax loss carryforwards of approximately $5,201,000, which begin expiring in 2006 through 2011, and general business credits of approximately $1,467,000, which begin expiring during the period 1999 to 2010.

YEAR 2000

         At June 30, 1999, the Company had completed its Year 2000 compliance program, the purpose of which was to identify those systems that were not yet Year 2000 compliant, and to initiate replacement or other remedial action to assure that systems will continue to operate in the Year 2000. The Company's assessment included third party confirmations from the Company's key suppliers, vendors and business partners, with respect to their computers, software and systems, and their ability to maintain normal operations in the Year 2000, and a listing of all equipment subject to Year 2000 concerns. The Company has located alternative sources for many of the products or services provided by its vendors in an effort to reduce or avoid harm to the Company's business and operations. The failure of any of the Company's vendors to remediate Year 2000 problems in a timely manner could have a material adverse affect on the Company.

         The Company has already initiated the removal and exchange of some non-compliant systems and expects to continue such replacement or other remedial action to ensure that its computers, software and systems, and other systems will continue to operate in the Year 2000. These activities are intended to encompass all major categories of systems used by the Company, including laboratory instrumentation, clinical systems, building systems, and sales and financial systems, among others. In some instances, the installation of new software and hardware in the normal course of business was accelerated to also afford a solution to Year 2000 issues. The Company initiated the investment of approximately $450,000 in a new Laboratory Information Management System and ancillary data acquisition systems in fiscal 1999. Of this amount, approximately $144,000 was expended through June 30, 1999, with the remaining $306,000 expected to be paid in the first and second quarters of fiscal 2000. The Company expects that the new LIMS will streamline data calculation and reporting ability and allow for customized report formats, as well as provide the laboratory with an operating system that is Year 2000 compliant. As of June 30, 1999, the Company had initiated the purchase of the LIMS, deployed the new hardware to system users, installed the software, validated the system, and had initiated parallel testing. User training was initiated in February and is ongoing. It is expected that user training will be completed before the LIMS is fully operational in October 1999. The Company has experienced delays in bringing the system fully into production due to issues encountered in the validation and parallel testing phases of system implementation, which have been satisfactorily resolved by the vendor.

         Other Year 2000 spending is expected to total less than $150,000, of which the Company had spent approximately $55,000 as of June 30, 1999. The total cost estimate is based on the Company's assessment as of June 30, 1999 and is subject to change as the compliance program progresses.

         The capital improvements and expenses required for the Year 2000 effort have been included as part of the Company's annual budgets. The Company does not expect that the capital spending or period expense associated with the Year 2000 issues will have a material effect on its financial position or results of operations. The Company's policy is to expense all costs related to its Year 2000 compliance program unless the useful life of the technological asset is extended or increased. It is expected that assessment, remediation and contingency planning will be on-going throughout the first half of fiscal 2000 with the goal of appropriately resolving all material internal systems and third party issues. There can be no assurances, however, that the Company's computer systems and the applications of other companies on which the Company's operations rely will be timely converted or that any such failure to convert by another company will not have a material adverse effect on the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

         On June 30, 1999, the Company had cash and equivalents of $2,233,198 compared to $3,358,506 at June 30, 1998. The decrease in cash resulted primarily from the purchase of furniture and equipment for utilization in the Company's operations, and payments for capital lease obligations. The Company invested $1,107,805 for capital purchases, all of which was paid in cash.

         The Company's primary source of funds is cash flow from operations, which decreased by $188,437 in fiscal 1999 from fiscal 1998, principally as a result of the Company's 1999 results of operations as compared to 1998, offset by reduced working capital requirements. The Company also had available a $500,000 line of credit from Allfirst Bank, which had not been drawn upon. Terms of the credit facility provided for interest at the greater of the Bank's prime rate or the daily adjusting rate of the one month London Interbank Offered Rate, plus 215 basis points. The borrowing agreement was collateralized by substantially all of the Company's assets, placed restrictions on borrowings and investments, and required maintenance of specified amounts of net worth and minimum financial ratios. At June 30, 1999, the Company was not in technical compliance with its minimum net worth covenant requirement of $6,700,000. On September 3, 1999, the Company elected to voluntarily terminate its line of credit with Allfirst Bank, due to the fact that the Company had not drawn upon the credit facility and did not plan to draw upon it in the near future. The Company's decision was also driven by the desire to reduce the internal costs associated with continued measurement and reporting of its restrictive covenants and to avoid those costs associated with a compliance waiver.

         At June 30, 1999 the Company's account balance for accounts receivable, as compared to June 30, 1998, decreased primarily due to the overall decreases in the levels of business as evidenced by the Company's operating performance for fiscal 1999. The account balances for contracts in process and deposits on contract in process at June 30, 1999, as compared to June 30, 1998, increased due to an increase in the level of business at the end of the fiscal year. The studies underway at fiscal year end are expected to generate revenue in the first and second quarters of fiscal 2000. In addition, other assets have decreased primarily due to the write-down in carrying value of the Company's holdings of 44,642 shares of common stock and warrants to acquire 11,161 shares of common stock, at an exercise price of $2.40 per share, of Hybridon, Inc. (OTCBB:HYBN), to $23,716 at June 30, 1999. The carrying value of the stock was determined by the average of the bid and ask prices of the stock as reported by the National Quotation Bureau on June 30, 1999, which was $0.53 per share. The Company received the stock and warrants in fiscal 1998 in exchange for an account receivable in the amount of $89,284. The warrants expire on May 5, 2003 and are not subject to a call provision.

         As of June 30, 1999, the Company's stockholders' equity totaled $6,587,243 compared to $7,873,583 at June 30, 1998. The Company had working capital of $2,287,456 at June 30, 1999, compared to working capital of $4,082,645 at June 30, 1998. The decrease in working capital primarily reflects the decrease in cash balances caused by the Company's investment in furniture and equipment.

RISK FACTORS AND CERTAIN FORWARD-LOOKING INFORMATION

         Certain statements in this Management's Discussion and Analysis and elsewhere in this 1999 Annual Report on Form 10-K are forward-looking statements based on current expectations, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties include those set forth under the following captions. Other more general factors that could cause or contribute to such differences include, but are not limited to, general economic conditions, conditions affecting the pharmaceutical industry, and consolidation resulting in increased competition within the Company's market.

         WARNING LETTER

         At the end of July 1999, the Company received a Warning Letter from the United States Food and Drug Administration ("FDA") regarding the Company's noncompliance with certain required protocols in bioequivalence studies which were conducted prior to fiscal 1999. In the Warning Letter, the FDA advises the Company to take immediate corrective action and that the failure to do so may result in regulatory action. The Company has responded to the FDA and has taken the corrective actions it believes necessary to address the issues and concerns raised in the Warning Letter. In the event that the FDA is not satisfied with the Company's response or corrective actions, it could take further regulatory action. The receipt of this letter, or any further regulatory action, could have a material adverse effect on the Company's ability to market its services and obtain new business, and could negatively effect the Company's financial condition and results of operations.

         DEPENDENCE OF THE COMPANY ON THE PRODUCT DEVELOPMENT CYCLES OF ITS CLIENTS

         Most of the Company's contracts are short term in duration. As a result, the Company must continually replace its contracts with new contracts to sustain its revenue. A client's product development cycle is the driving force in the Company's ability to initiate new contracts. In addition, a client has the ability to cancel or delay existing contracts if their product is not ready for testing or if the testing results are not satisfactory. The Company's inability to generate new contracts on a timely basis would have a material adverse effect on the Company's business, financial condition, and results of operations. In addition, since a large portion of the Company's operating costs are relatively fixed, variations in the timing and progress of contracts can affect results materially.

         DEPENDENCE OF THE COMPANY ON CERTAIN CUSTOMERS

         The Company has in the past derived, and may in the future derive, a significant portion of its revenue from a relatively limited number of major clients. Concentrations of business in the CRO industry are not uncommon and the Company is likely to experience such concentration in future years. For the years ended June 30, 1999, 1998 and 1997, one customer contributed in excess of 10% of contract revenue, accounting for 23%, 19%, and 29%, respectively, of contract revenue. The Company does not expect this one customer to continue to contribute in excess of 10% of contract revenue in future years.

         While an individual client may represent a significant percent of revenues, these revenues are the result of the sum of a number of different contracts during the year. While the complete loss of a significant client could have a material adverse effect on the Company, the termination or loss of any one contract would typically not have a material adverse effect on the Company's business, financial condition, or results of operations.

         DEPENDENCE OF THE COMPANY ON KEY PERSONNEL

         The Company depends on a number of key individuals, the loss of any one of which could have a material adverse effect on the Company's operations. The Company also depends on its ability to attract and retain qualified scientific, medical and technical employees. The Company has experienced difficulty recruiting individuals for such positions due to intense competition in the marketplace. There can be no assurance that the Company will be able to retain its existing, scientific, medical and technical personnel, or to attract and retain qualified employees. The Company's inability to attract and retain qualified individuals would have a material adverse effect on the Company's business, financial condition, and results of operations.

         ABILITY TO CONTINUOUSLY DEVELOP NEW METHODOLOGIES FOR CLINICAL AND ANALYTICAL APPLICATIONS

         The Company must continuously develop analytical methodology for drug products in order to obtain the business of its clients. Clients typically request evidence of suitable validated analytical methods before placing work with the Company. In addition, the Company must continue to be able to provide solutions and advice for its clients for whom both traditional and non-traditional drug delivery systems are used. This requires staying abreast of current regulatory requirements and identifying applications that will assist clients in obtaining approval for their products. The Company's inability to provide these services on demand could have a material adverse effect on the Company's business, financial condition, and results of operations.

         DEPENDENCE OF THE COMPANY ON THE AVAILABILITY OF VOLUNTEER STUDY PARTICIPANTS

         The Company uses volunteer study participants for each clinical study. The availability of sufficient numbers of qualified and willing study participants has at times been, and could in the future be, a limitation on the Company's business. The Company's inability to attract qualified individuals for its studies would have a material adverse effect on the Company's business, financial condition, and results of operations.

         COMPETITION AND CONSOLIDATION WITHIN THE COMPANY'S MARKET

         The Company competes primarily against other CROs and pharmaceutical companies' own in-house research departments. The CRO industry is highly fragmented, with approximately twenty "full service" CROs and many small specialty providers. In recent years, several large full service CROs have emerged, some of which have substantially greater capital and other resources, are better known and have more experienced personnel than the Company. The recent trend towards industry consolidation has resulted in heightened competition among the larger CROs. This consolidation has generated increased competition for clients and placed pressures on small specialty providers. The Company competes in a specialty niche segment of the overall market where total size and "full service" are less important competitive factors than in the overall CRO industry. Clients choose to use the Company, or a direct competitor, on the basis of prior experience with the Company, its reputation for quality of the service provided, the ability to schedule the specific study in a time frame which meets the client's needs, scientific and technical capability and the price of the services performed. This may lead to price and other forms of competition that may have a material adverse effect on the Company and its results of operations. During fiscal 1999, the Company had a reduced number of contracts for its Phase I and bioequivalence services, compared to fiscal 1998, resulting from the increasingly competitive market for its services.

         YEAR 2000 READINESS

         At June 30, 1999, the Company had completed its Year 2000 compliance program, the purpose of which was to identify those systems that were not yet Year 2000 compliant, and to initiate replacement or other remedial action to assure that systems will continue to operate in the Year 2000. It is expected that assessment, remediation and contingency planning will be on-going throughout the first half of fiscal 2000 with the goal of appropriately resolving all material internal systems and third party issues. There can be no assurances, however, that the Company's computer systems and the applications of other companies on which the Company's operations rely will be timely converted or that any such failure to convert by another company will not have a material adverse effect on the Company's operations.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         INTEREST RATE RISKS

         The exposure to market risk for changes in interest rates relates primarily to the Company's short-term investments, which generally have maturities of three months or less. The Company does not use derivative financial instruments for speculative or trading purposes. The Company invests its excess cash in short-term fixed income financial instruments with an investment strategy to buy and hold to maturity.

         FOREIGN CURRENCY RISK

         The Company does not have exposure to foreign currency exchange rate fluctuations since the Company's contracts require payment to the Company in U.S. dollars.

PricewaterhouseCoopers LLP




                        REPORT OF INDEPENDENT ACCOUNTANTS
                                  ------------

To the Board of Directors and Stockholders of PharmaKinetics Laboratories, Inc.

         In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 31 present fairly, in all material respects, the financial position of PharmaKinetics Laboratories, Inc. and its subsidiary at June 30, 1999 and 1998, and the results of their operations, and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under
Item 14(a)(2) on page 31 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

         As discussed in Note I to the financial statements, the Company received a Warning Letter from the United States Food and Drug Administration
(FDA) on July 30, 1999, regarding PharmaKinetics' non-compliance with certain required protocols in its bioequivalence studies. In the Warning Letter, the FDA advises PharmaKinetics to take immediate corrective action and that the failure to do so may result in regulatory action.


                                                   /s/PricewaterhouseCoopers LLP
                                                   -----------------------------
                                                   PricewaterhouseCoopers LLP

Baltimore, Maryland
August 13, 1999
except for the third paragraph
of note G as to which the date
is September 3, 1999

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        PHARMAKINETICS LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Years ended June 30,
                                               --------------------------------------------
                                                    1999            1998            1997
                                                    ----            ----            ----

Revenues                                       $  9,828,369    $ 12,326,009    $  9,597,536

Cost of contracts                                 8,112,227       8,930,681       7,053,560
                                               ------------    ------------    ------------
   Gross profit                                   1,716,142       3,395,328       2,543,976


Selling, general and administrative expenses      2,568,900       2,210,137       2,057,212
Research and development expenses                   511,681         568,444         446,677
                                               ------------    ------------    ------------
   Earnings (loss) from operations               (1,364,439)        616,747          40,087

Interest expense                                    (29,057)       (128,970)       (185,817)
Interest income                                     131,349         143,170          36,217
Write-down of investment                            (65,568)           --              --
                                               ------------    ------------    ------------
   Earnings (loss) before income taxes           (1,327,715)        630,947        (109,513)

Provision for income taxes                             --             8,200            --
                                               ------------    ------------    ------------
   Net earnings (loss)                           (1,327,715)        622,747        (109,513)

Deemed preferred stock dividend                        --        (1,020,793)           --
                                               ------------    ------------    ------------
   Net earnings (loss) applicable
     to common stockholders                    ($ 1,327,715)   ($   398,046)   ($   109,513)
                                               ============    ============    ============


Basic earnings (loss) per share                ($      0.53)   ($      0.16)   ($      0.04)
                                               ============    ============    ============
Basic weighted average shares outstanding         2,493,349       2,440,429       2,439,129
                                               ============    ============    ============


Diluted earnings (loss) per share              ($      0.53)   ($      0.16)   ($      0.04)
                                               ============    ============    ============
Diluted weighted average shares outstanding       2,493,349       2,440,429       2,439,129
                                               ============    ============    ============

--------------------------------------------------------------------------------
See notes to consolidated financial statements.

                        PHARMAKINETICS LABORATORIES, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


                                                  Years ended June 30,
                                       -----------------------------------------
                                           1999            1998         1997
                                           ----            ----         ----

Net earnings (loss)                   ($ 1,327,715)   $   622,747   ($  109,513)

Other comprehensive income:

  Unrealized gain (loss) on investment     (21,625)        21,625          --
                                       -----------    -----------   -----------
Comprehensive income (loss)            ($1,349,340)   $   644,372   ($  109,513)
                                       ===========    ===========   ===========



--------------------------------------------------------------------------------
See notes to consolidated financial statements.

                        PHARMAKINETICS LABORATORIES, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                             June 30,
                                                  ----------------------------
                                                       1999            1998
                                                       ----            ----
ASSETS
Current Assets:
  Cash and equivalents                            $  2,233,198    $  3,358,506
  Accounts receivable, net                           1,518,030       1,731,853
  Contracts in process                                 849,768         740,084
  Prepaid expenses                                     241,469         251,023
                                                  ------------    ------------
     Total Current Assets                            4,842,465       6,081,466

Property, plant and equipment, net                   4,324,543       3,822,373
Other assets                                           117,946         203,639
                                                  ------------    ------------

     Total Assets                                 $  9,284,954    $ 10,107,478
                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses           $  1,073,455    $    916,816
  Deposits on contracts in process                   1,481,554       1,082,005
                                                  ------------    ------------
       Total Current Liabilities                     2,555,009       1,998,821

Other liabilities                                      142,702         235,074
                                                  ------------    ------------

     Total Liabilities                               2,697,711       2,233,895
                                                  ------------    ------------

Commitments and Contingent Liabilities

Stockholders' Equity:
  Class A Convertible Preferred Stock, no par value;
   authorized 1,500,000 shares; issued and outstanding
   833,300 shares                                     4,937,500       4,937,500
  Common Stock, $.005 par value; authorized,
   10,000,000 shares; issued and outstanding,
   2,496,129 and 2,456,129 shares, respectively          12,481          12,281
  Additional paid-in capital                         11,929,886      11,867,086
  Accumulated deficit                               (10,292,624)     (8,964,909)
  Accumulated comprehensive income                         --            21,625
                                                   ------------    ------------

     Total Stockholders' Equity                       6,587,243       7,873,583
                                                   ------------    ------------

     Total Liabilities and Stockholders' Equity    $  9,284,954    $ 10,107,478
                                                   ============    ============


--------------------------------------------------------------------------------
See notes to consolidated financial statements.

                        PHARMAKINETICS LABORATORIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                 Years ended June 30,
                                                  -----------------------------------------------
                                                       1999              1998            1997
                                                       ----              ----            ----
CLASS A CONVERTIBLE PREFERRED STOCK
Balance, beginning of year                        $  4,937,500       $       --      $       --
Stock issued (833,300 shares)                             --            4,937,500            --
                                                  ------------       ------------    ------------
Balance, end of year                                 4,937,500          4,937,500            --
                                                  ------------       ------------    ------------

(Shares outstanding: 833,300 at
 June 30, 1999 and 1998)

COMMON STOCK
Balance, beginning of year                              12,281             12,196          12,196
Exercise of stock options
      (40,000, and 16,960 shares, respectively)            200                 85            --
                                                  ------------       ------------    ------------
Balance, end of year                                    12,481             12,281          12,196
                                                  ------------       ------------    ------------

(Shares outstanding: 2,496,129 at
 June 30, 1999; 2,456,129 at June 30, 1998,
 and 2,439,129 at June 30, 1997)

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year                          11,867,086         12,013,701      12,013,701
Preferred stock issue costs                               --             (254,114)           --
Common stock warrants issued                              --               62,500            --
Exercise of stock options                               62,800             44,999            --
                                                  ------------       ------------    ------------
Balance, end of year                                11,929,886         11,867,086      12,013,701
                                                  ------------       ------------    ------------

ACCUMULATED DEFICIT
Balance, beginning of year                          (8,964,909)        (9,587,656)     (9,478,143)
Net earnings (loss)                                 (1,327,715)           622,747        (109,513)
                                                  ------------       ------------    ------------
Balance, end of year                               (10,292,624)        (8,964,909)     (9,587,656)
                                                  ------------       ------------    ------------


ACCUMULATED COMPREHENSIVE INCOME                          --               21,625            --
                                                  ------------       ------------    ------------

TOTAL STOCKHOLDERS' EQUITY                        $  6,587,243       $  7,873,583    $  2,438,241
                                                  ------------       ------------    ------------


--------------------------------------------------------------------------------
See notes to consolidated financial statements.

                        PHARMAKINETICS LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Years ended June 30,
                                                           ------------------------------------------
                                                                1999           1998           1997
                                                                ----           ----           ----
Cash flows from operating activities:
  Net earnings (loss)                                      ($1,327,715)   $   622,747    ($  109,513)

  Adjustments to reconcile net earnings (loss)
    to net cash provided (used) by operating activities:
    Depreciation and amortization                              605,635        531,330        457,785
    Bad debt expense                                            86,600        150,000           --
    Write-down of investment                                    65,568           --             --
    Changes in operating assets and liabilities:
      Accounts receivable, net                                 127,223       (956,599)       233,755
      Contracts in process                                    (109,684)      (236,921)      (166,233)
      Prepaid expenses and other assets                          8,054       (112,894)       (46,234)
      Accounts payable and accrued expenses                    163,702        (10,026)      (306,386)
      Deposits on contracts in process                         399,549        219,733        (71,038)
                                                           -----------    -----------    -----------
Net cash provided (used) by operating activities                18,932        207,370         (7,864)
                                                           -----------    -----------    -----------

Cash flows from investing activities:
 Payment for purchases of property and equipment            (1,107,805)      (359,406)      (195,367)
                                                           -----------    -----------    -----------
Net cash used by investing activities                       (1,107,805)      (359,406)      (195,367)
                                                           -----------    -----------    -----------

Cash flows from financing activities:
 Proceeds from issuance of preferred stock, net                   --        4,683,386           --
 Proceeds from issuance of warrants                               --           62,500           --
 Payments on long-term debt                                       --       (1,706,819)      (145,214)
 Payments for capital lease obligations                        (99,435)      (129,649)       (85,916)
 Proceeds from exercise of stock options                        63,000         45,084           --
                                                           -----------    -----------    -----------
Net cash provided (used) by financing activities               (36,435)     2,954,502       (231,130)
                                                           -----------    -----------    -----------

Increase (decrease) in cash and equivalents                 (1,125,308)     2,802,466       (434,361)
Cash and equivalents, beginning of year                      3,358,506        556,040        990,401
                                                           -----------    -----------    -----------
Cash and equivalents, end of year                          $ 2,233,198    $ 3,358,506    $   556,040
                                                           ===========    ===========    ===========

Non-cash transactions:
 Equipment acquired through capital leases                        --      $   340,165    $    53,840
 Conversion of account receivable to investment                   --      $    89,284           --
 Deemed preferred stock dividend                                  --      $ 1,020,793           --

--------------------------------------------------------------------------------
See notes to consolidated financial statements.

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

          The Company operates principally in one industry segment, the testing and related research of pharmaceutical products. Revenues include contract revenue and revenue from licensing technologies under special agreements whereby the Company receives license fees based upon the clients' actual product sales. In fiscal year 1999, the Company had two license fee agreements from which it received license fee income. The Company had a third license fee arrangement which expired in October 1997. License fee income of $210,648, $702,798, and $833,701, was recorded during fiscal years ended June 30, 1999, 1998, and 1997, respectively. License fee income, based on clients' sales of approved drugs, will continue through the expiration of the license fee agreements, the more significant of which is expected to expire in fiscal 2004 and the other of which expired June 30, 1999.


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

          For the years ended June 30, 1999, 1998, and 1997 one client contributed in excess of 10% of contract revenue, accounting for 23%, 19%, and 29% of contract revenue, respectively.

          The Company conducts studies for a number of companies outside of the U.S., primarily in Canada and Europe, in addition to many domestic companies. This work is billed and paid in U.S. dollars, so there is no currency exchange risk to the Company. The Company's recognized revenue from its clients outside of the United States approximates the following:

                                Year Ended June 30,
                       ------------------------------------
                          1999         1998         1997
                       ----------   ----------   ----------

Canada                 $2,679,000   $2,597,000   $2,718,000
Europe & other            391,000      453,000      503,000
                       ----------   ----------   ----------
Total                  $3,070,000   $3,050,000   $3,221,000
                       ==========   ==========   ==========

CONTRACTS IN PROCESS AND DEPOSITS ON CONTRACTS

          Contracts in process includes direct and indirect costs related to contract performance. Deposits on contracts represent interim payments. Upon completion of contracts, the customer is billed for the total contract amount less any deposits or interim payments.

EARNINGS (LOSS) PER SHARE

          Basic earnings (loss) per share ("EPS") is calculated by dividing net earnings (loss) applicable to common stockholders by the weighted average common shares outstanding during the period.

          Diluted EPS reflects the potential dilution to EPS that could occur upon conversion or exercise of securities, options or other such items, to common shares using the treasury stock method based upon the weighted average fair value of the Company's common stock during the period. The Company's Class A Convertible Preferred Stock, warrants to acquire common stock, outstanding stock options granted under the Company's stock option plans and other options granted outside of the Company's plans are considered common stock equivalents for the purpose of the diluted earnings (loss) per share data; however, they are excluded from the calculations for fiscal 1999, 1998 and 1997 because the effect of their inclusion would be anti-dilutive.

          For fiscal years 1999, 1998 and 1997, dilutive common stock equivalents totaled 1,682,696, 1,056,443, and 30,984, respectively, of which 16,096, 188,898, and 30,984, respectively, related to outstanding options.

CASH AND EQUIVALENTS

          Cash equivalents consist of highly liquid investments with a maturity of ninety days or less at date of purchase.

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

          Five of the Company's customers accounted for 74.9% of the outstanding accounts receivable balance at June 30, 1999. In addition, 12.6% of the outstanding accounts receivable balance at June 30, 1999 was from clients outside of the U.S.

INVESTMENT

          The Company's investment, which is considered available for sale, is recorded at market value. Fluctuations in the market value of the investment are reported as unrealized holding gains or losses as a separate component in stockholders' equity. Declines considered to be other than temporary are reflected as write-downs in the Statements of Operations.

PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment are generally stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.

          Estimated useful lives of the Company's furniture and equipment approximate five years, and its building and improvements range from fifteen to thirty-six years.

INCOME TAXES

          The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities by applying currently enacted statutory rates applicable to future years. Valuation allowances are established when the deferred tax assets are not currently assured of realization.

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

COMPREHENSIVE INCOME

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement requires additional disclosures with respect to certain changes in assets and liabilities that previously were not required to be reported as a part of results of operations in the period in which they are recognized. The statement requires reclassification of earlier statements in comparative financial statements and is effective for fiscal years beginning after December 15, 1997. The Company adopted this statement during the quarter ended September 30, 1998.

SEGMENT INFORMATION

          In 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information in the annual statements and interim financial reports regarding operating segments, products and services, geographic areas and major customers. The Company adopted this statement in its fiscal 1999 year end reporting. SFAS 131 did not affect the Company's results of operations, financial position or financial statement disclosures.

NEW ACCOUNTING STANDARDS

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. SFAS 133 is effective for years beginning after June 15, 2000. The Company believes that the effect of adoption of SFAS 133 will not be material.


 C.  ACCOUNTS RECEIVABLE

          Accounts receivable at June 30, 1999 and 1998 are shown net of an allowance for doubtful accounts of $150,000.

D. PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment, at June 30, is summarized as follows:

                                                    1999              1998
                                                ------------     ------------
Land                                            $    200,000     $    200,000
Building and improvements                          3,098,720        3,031,862
Furniture and equipment                            3,872,877        2,831,930
                                                ------------     ------------
                                                   7,171,597        6,063,792
Less: accumulated depreciation
          and amortization                        (2,847,054)      (2,241,419)
                                                ------------     ------------
                                                $  4,324,543     $  3,822,373
                                                ============     ============

          Assets held under capital lease at June 30, 1999 and 1998, were $394,005 and $441,922, respectively. Accumulated amortization of assets held under capital lease at June 30, 1999 and 1998, was $128,969, and $75,324, respectively.

          During fiscal year 1998, the Company wrote off certain fully depreciated assets with an historical cost basis of $176,982.


E.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

          At June 30, accounts payable and accrued expenses consisted of the following:

                                                   1999              1998
                                              -------------    -------------
Trade accounts payable                        $     538,913    $     388,389
Accrued payroll and related expenses                275,920          145,220
Other accrued expenses                              258,622          383,207
                                              -------------    -------------
                                              $   1,073,455    $     916,816
                                              ==============   =============


F. OTHER ASSETS

          At June 30, 1999, the Company held 44,642 shares of common stock and warrants to acquire 11,161 shares of common stock, at an exercise price of $2.40 per share, of Hybridon, Inc. (OTCBB:HYBN) with a carrying value of $23,716. The carrying value of the stock was determined by the average of the bid and ask prices of the stock as reported by the National Quotation Bureau on June 30, 1999, which was $0.53 per share. The Company received the stock and warrants in fiscal 1998 in exchange for an account receivable in the amount of $89,284. The warrants expire on May 5, 2003 and are not subject to a call provision.

          At June 30, 1999, the market value of the Hybridon Stock was less than the adjusted cost basis of $89,284. The difference of $65,568 was recorded as a write-down of the investment and was reflected in the Consolidated Statements of Operations, as the impairment of such investment was considered to be other than temporary.


G. DEBT

          On February 5, 1998, the Company elected to repay the remaining principal balance on its term note payable to NationsBank, N.A., thereby eliminating its bank debt.

          The Company had available a $500,000 working capital borrowing facility, from Allfirst Bank, which was unused at June 30, 1999. Terms of the credit facility provided for interest at the greater of the Bank's prime rate or the daily adjusting rate of the one month London Interbank Offered Rate, plus 215 basis points. The borrowing agreement was collateralized by substantially all of the Company's assets, placed restrictions on borrowings and investments, and required maintenance of specified amounts of net worth and minimum financial ratios. At June 30, 1999, the Company was not in technical compliance with its minimum net worth covenant requirement of $6,700,000.

          On September 3, 1999, the Company elected to voluntarily terminate its line of credit with Allfirst Bank, due to the fact that the Company had not drawn upon the credit facility and did not plan to draw upon it in the near future. The Company's decision was also driven by the desire to reduce the internal costs associated with continued measurement and reporting of its restrictive covenants and to avoid those costs associated with a compliance waiver.

          Cash payments for interest were $28,556, $132,495, and $181,722, in fiscal years 1999, 1998, and 1997, respectively.


H. INCOME TAXES

          The Company's expense for income taxes in fiscal year 1998 resulted from the impact of alternative minimum tax charges.

          Deferred tax balances are comprised of the following:

                                                June 30,
                                      -------------------------
                                           1999         1998
                                           ----         ----
Deferred tax assets:
   Accounts receivable                $    58,500   $    58,500
   Property, plant and equipment          136,690       279,201
   Accrued liabilities                     37,283        40,802
   Net operating loss carryforwards     2,691,185     2,028,418
   Alternative minimum tax credits         16,529        14,936
   General business credits             1,514,503     1,466,998
                                      -----------   -----------
Total deferred tax assets               4,454,690     3,888,855
Less:  valuation allowance             (4,454,690)   (3,888,855)
                                      -----------   -----------

Deferred income taxes                 $      --     $      --
                                      ===========   ===========

          Based on the weight of evidence available at June 30, 1999, in management's opinion, a full valuation allowance is required to be recorded against the Company's deferred income tax assets.

          At June 30, 1999, the Company had tax loss carryforwards of approximately $6,900,500, which begin expiring in 2006 through 2019, and general business credits of approximately $1,514,500 which begin expiring in 1999 through 2013. Approximately $6,730,900 of the net operating loss carryforwards and general business credits are subject to limitations under Section 382 of the Internal Revenue Code.

          The principal differences between the actual effective tax rate and the statutory federal tax rate are as follows:

                                                  Year ended June 30,
                                                ----------------------
                                                1999     1998     1997
                                                ----     ----     ----

Statutory rate                                 (34.0)%   34.0%   (34.0)%
State income taxes - net of federal benefit     (4.9)     4.9     (4.9)
Alternative minimum tax                           --      2.0       --
Alternative minimum tax credits                   --      (.7)      --
Loss carryforwards                              38.9    (38.9)    38.9
                                                ----     ----     ----

Effective rate                                    --%     1.3%      --%
                                                ====     ====     ====

          The Company made cash payments for income taxes in the fiscal years ended June 30, 1999, 1998 and 1997, in the amounts of $4,200, $3,000 and $5,800, respectively.

          The components of the Company's current and deferred income tax provisions are as follows:

                                  Year ended June 30,
                             ----------------------------
                              1999       1998       1997
                             ------     ------     ------
Current provision
  Federal                      $ --     $8,200     $ --
  State                          --       --         --
                             ------     ------     ------
Total current                  $ --     $8,200     $ --
                             ======     ======     ======
Deferred provision
  Federal                      $ --     $ --       $ --
  State                          --       --         --
                             ------     ------     ------
Total deferred                 $ --     $ --       $ --
                             ======     ======     ======



I. COMMITMENTS AND CONTINGENT LIABILITIES

LEASES

          On October 1, 1996, the Company commenced an operating lease for a LC/MS/MS for utilization in its analytical laboratory. The terms of the lease include an original instrument cost of $358,000, 36 monthly payments of approximately $10,200 and an end-of-lease-term option to retain or return the instrument. Lease expense for all operating leases, including leases with terms of less than one year, amounted to $195,400, $215,100, and $168,000, for the years ended June 30, 1999, 1998 and 1997, respectively. The future expected payout of operating leases with terms in excess of one year is as follows:

                    Year ending June 30,
                    --------------------
                             2000                 $  82,092
                             2001                    32,215
                             2002                    22,591
                             2003                    20,755
                             2004                    10,023
                                                -----------
                                                 $  167,676
                                                ===========

          The Company has capital lease arrangements for the purchase of laboratory instrumentation, which includes one LC/MS/MS, in the aggregate amount of $394,005. The current and long-term portions of the capital lease obligations are in accounts payable and accrued expenses and other liabilities, respectively. The future expected payout of these capital leases is as follows:

                        Year ending June 30,
                        --------------------
                           2000                      110,960
                           2001                      152,721
                  less: interest portion             (28,605)
                                                   ---------
                                                   $ 235,076
                                                   =========

LEGAL PROCEEDINGS

          On January 24, 1997, the Company was notified that it may have incurred liability or may incur liability under Section 107(a) of the Comprehensive Environmental Response, Compensation and Liability Act, as amended (CERCLA), 42 U.S.C. Section 9607(a), in connection with the RAMP Industries Site in Denver, Colorado. The Environmental Protection Agency (the "EPA") has identified approximately 800 entities that shipped wastes to the site and has conducted an investigation of the source, extent and nature of the release or threatened release of hazardous substances, pollutants or contaminants, or hazardous wastes, on or about the RAMP Industries Site. It is believed that the Company disposed of 15 cubic feet, or two drums, of waste at this site. On August 3, 1999, the Company entered into a Consent Decree in this matter and agreed to pay $324.73 as a settlement amount with regard to past cleanup costs at this site. It is unknown whether further costs will be incurred by the Company with regard to this matter; however, management does not believe that any further costs will be material to the Company's financial position, results of operations, or cash flows.

WARNING LETTER

          At the end of July 1999, the Company received a Warning Letter from the United States Food and Drug Administration ("FDA") regarding PharmaKinetics' noncompliance with certain required protocols in bioequivalence studies which were conducted prior to fiscal 1999. In the Warning Letter, the FDA advises PharmaKinetics to take immediate corrective action and that the failure to do so may result in regulatory action. The Company has responded to the FDA and has taken the corrective actions it believes necessary to address the issues and concerns raised in the Warning Letter.

          The Company does not know what effect, if any, the receipt of the Warning Letter will have on the Company's future operating results. Management has been proactive in its approach to its clients and has encouraged them to review the Company's current performance.


J. CAPITAL STOCK AND STOCK PLANS

PREFERRED STOCK AND WARRANTS

          The Board of Directors is authorized to issue up to 1,500,000 shares of preferred stock at such time or times, in such series, with such designations, preferences, or other special rights, as it may determine.

          On December 23, 1997, the Company issued 833,300 shares of a newly created Class A Convertible Preferred Stock and warrants to purchase 1,250,000 shares of the Company's Common Stock, and entered into a Registration Rights Agreement and Technology Sharing Agreement in connection therewith, to investors including certain affiliates of Aster.Cephac S.A. and CAI Advisors & Co. (collectively, the "Purchasers"). The securities were issued pursuant to a Preferred Share and Warrant Purchase Agreement dated as of December 4, 1997. The Purchasers own approximately 41% of the Company's voting securities without giving effect to the possible exercise of warrants, or approximately 54% of the Company's voting securities if all the warrants are exercised.

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

STOCK OPTION PLANS

          The Company has stock option plans under which incentive and non-qualified stock options may be granted to key employees. As of June 30, 1999, the plans provide for the delivery of up to 300,240 shares of common stock upon exercise of outstanding options granted, of a total of 507,240 options authorized for issuance under the plans, at no less than the fair market value of the shares on the date of grant. Options may be granted for terms up to but not exceeding ten years and are generally fully vested after five years from the date granted.

          In November 1996, the Board of Directors elected to discontinue cash compensation for its non-employee directors and to adopt a Non-Employee Directors Stock Option Plan (the "1996 Plan") effective November 25, 1996. The 1996 Plan was amended by resolution of the Board of Directors on January 20, 1998 in order to increase the number of shares of Common Stock subject to options available for grant under the 1996 Plan. Each non-employee director shall be granted options to purchase 24,000 shares of the Company's Common Stock, at the fair market value of the stock on the effective date of the grant, which shall vest in four equal installments over four years. The first year's grant will be pro-rated for directors joining the Board after the effective date. The first installment shall vest on the effective date of the grant. Thereafter, on the date of each of the next three annual meetings of stockholders at which elections to the Board are conducted, an installment of 6,000 shares shall vest in each serving director who is reelected to the Board. The 1996 Plan, as amended, shall be administered by the Board or the Compensation Committee established by the Board and provides that the number of shares of Stock that may be issued pursuant to options granted under the 1996 Plan shall not exceed in the aggregate 200,000 shares. As of June 30, 1999, there were 160,500 options granted and 148,500 options outstanding under the 1996 Plan. The 1996 Plan was ratified by the Company's stockholders at the Company's Special Meeting in lieu of Annual Meeting of Stockholders held April 6, 1998.

          In addition to the options described above, the Company has granted non-qualified options to purchase 56,920 shares of the Company's Common Stock to non-employees. As of June 30, 1999, 4,920 of these options were outstanding. In July 1998, one option holder exercised 40,000 options and allowed the remaining 12,000 options to expire. The options were granted at fair market value of the stock on the effective date of the grant and were considered vested on the effective date of the grant.

          The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and has continued to account for its stock based compensation in accordance with the provisions of APB No. 25. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company' stock option plans been determined based on the fair value at the date of grant for awards in 1999, 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

                                                                        Year Ended June 30,
                                                        -----------------------------------------------
                                                            1999              1998              1997
                                                            ----              ----              ----

Net earnings (loss) applicable to
   common stockholders- as reported                     ($1,327,715)      ($ 398,046)       ($ 109,513)
Net earnings (loss) applicable to
   common stockholders- pro forma                       ($1,576,140)      ($ 526,181)       ($ 153,451)

Basic earnings (loss) per share - as reported                ($0.53)          ($0.16)           ($0.04)
Basic earnings (loss) per share - pro forma                  ($0.63)          ($0.22)           ($0.06)

Diluted earnings (loss) per share - as reported              ($0.53)          ($0.16)           ($0.04)
Diluted earnings (loss) per share - pro forma                ($0.63)          ($0.22)           ($0.06)


                                                                   Year Ended June 30,
                                                         -----------------------------------
                                                          1999             1998         1997
                                                          ----             ----         ----

Weighted average fair value of options granted:          $0.63            $4.12        $1.47

          The fair value of each option grant is estimated on the date of grant using a type of Black-Scholes option-pricing model with the following assumptions used for grants issued during the years ended June 30, 1999, 1998, and 1997: dividend yield of 0%, expected term of 5 years, expected volatility of 71.5% in fiscal 1999, and 69.4% in fiscal 1998 and 1997, and risk free interest rates which varied from grant to grant based on the 10 year Treasury Rate in effect at the time of grant, the weighted average of which was 5.23% in fiscal 1999, 5.7% in fiscal 1998, and 6.48% in fiscal 1997.

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

          The status of stock options is summarized as follows:

                                                                           Weighted Average         Options
                   Option Price                   Number of Shares         Price per Share        Exercisable
                   ------------                   ----------------         ---------------        -----------
Balance
 June 30, 1996     ($1.40 - $26.25 per share)         238,013                     $2.80              172,687
    Granted        ($1.80 - $2.7345 per share)        145,120                     $2.35
    Exercised                                               -                         -
    Forfeited      ($1.575 - $10.00 per share)        (62,398)                    $2.94
                                                      -------
Balance
 June 30, 1997     ($1.40 - $26.25 per share)         320,735                     $2.56              157,795
    Granted        ($4.05 - $7.42 per share)          242,600                     $6.63
    Exercised      ($2.1875 - $3.4375 per share)      (16,960)                    $2.66
    Forfeited      ($1.925 - $7.50 per share)         (17,950)                    $2.98
                                                      -------
Balance
 June 30, 1998     ($1.40 - $26.25 per share)         528,425                     $4.41              216,120
    Granted        ($0.9375 - $2.09 per share)         25,200                     $1.00
    Exercised      ($1.575 per share)                 (40,000)                    $1.58
    Forfeited      ($0.9375 - $7.50 per share)        (59,965)                    $4.97
                                                      -------
Balance
 June 30, 1999     ($0.9375 - $26.25 per share)       453,660                     $4.40              255,980
                                                      =======

          The following table summarizes information about stock options outstanding at June 30, 1999:

                                Options outstanding                                                    Options exercisable
-----------------------------------------------------------------------------------      -----------------------------------------
   Range of               Number                    Weighted           Weighted                   Number               Weighted
   exercise           outstanding at                average            average                exercisable at            average
    prices               June 30,                  remaining        exercise price                June 30,          exercise price
                           1999                 contractual life                                   1999
-----------------------------------------------------------------------------------      -----------------------------------------
     $                                               years                $                                                $
0.94 -  5.00                  250,430                 6.4               2.34                      165,250                2.66
5.01 - 26.25                  203,230                 8.4               6.94                       90,730                6.64
-----------------------------------------------------------------------------------      -----------------------------------------
0.94 - 26.25                  453,660                 7.3               4.40                      255,980                4.07

          Options exercised to date total 198,962. Of the options exercised to date, 40,000 shares were returned to the Company and canceled when a note receivable for common stock subscribed was canceled effective June 30, 1995.

          As of June 30, 1999, the Company has reserved 453,660 shares of Common Stock for future issuance under authorized option grants.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
                                                       NONE

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item with respect to directors is contained in the Company's Proxy Statement for its 1999 annual meeting and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to June 30, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

          Pursuant to General Instruction G(3) to Form 10-K, the information required with respect to this Item is contained in the Company's Proxy Statement for its 1999 annual meeting and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to June 30, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item with respect to directors is contained in the Company's Proxy Statement for its 1999 annual meeting and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to June 30, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item with respect to directors is contained in the Company's Proxy Statement for its 1999 annual meeting and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to June 30, 1999.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
                                                                         Page(s)
(A) 1.  FINANCIAL STATEMENTS
          Report of Independent Accountants                                  16
          Consolidated statements of operations for each of the
                 three years in the period ended June 30, 1999               17
          Consolidated statements of comprehensive income (loss) for
                 each of the three years in the period ended June 30, 1999   18
          Consolidated balance sheets at June 30, 1999 and 1998              19
          Consolidated statements of stockholders' equity for each
                 of the three years in the period ended June 30, 1999        20
          Consolidated statements of cash flows for each of the
                 three years in the period ended June 30, 1999               21
          Notes to consolidated financial statements                         22

      2.  FINANCIAL STATEMENT SCHEDULE
          Report of Independent Accountants on Financial Statement Schedule  16
          Schedule IX - Valuation and Qualifying Accounts                    32

      3.  EXHIBITS
           See Exhibit Index                                                 34

(B)  REPORTS ON FORM 8-K
      No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                        PHARMAKINETICS LABORATORIES, INC.
                                   SCHEDULE IX
                        VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

Column A                   Column B               Column C                      Column D           Column E
-------------------------------------------------------------------------------------------------------------

                              Balance at   Charged to    Charged to                               Balance at
                              Beginning    Costs and        Other                                     end
Description                   of Period     Expense       Accounts             Deductions         of Period
-----------                   ---------     -------       --------             ----------         ---------

Valuation Allowances:

   Doubtful accounts

  1999                     $   150,000     $  86,600          --                 ($86,600)       $  150,000
  1998                     $        --      $300,000          --                ($150,000)       $  150,000
  1997                     $        --            --          --                       --        $       --


   Deferred tax assets                                       (a)

  1999                     $ 3,888,855            --      $565,835                     --        $4,454,690
  1998                     $ 4,096,383            --     ($207,528)                    --        $3,888,855
  1997                     $ 3,534,082            --      $562,301                     --        $4,096,383


Notes:

(a)   Represents charges to deferred tax asset account.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PHARMAKINETICS LABORATORIES, INC.

Date: September 27, 1999                     By: /s/James K. Leslie
      ------------------                         -------------------------------
                                                 James K. Leslie,
                                                 Chief Executive Officer
                                                 and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Date: September 27, 1999                     /s/James K. Leslie
      ------------------                     -----------------------------------
                                             James K. Leslie,
                                             Chief Executive Officer,
                                             President and Director
                                             (Principal Executive Officer)

Date: September 27, 1999                     /s/Taryn L. Kunkel
      ------------------                     -----------------------------------
                                             Taryn L. Kunkel,
                                             Vice-President and
                                             Chief Financial Officer
                                             (Principal Financial Officer
                                             and Principal Accounting Officer)

Date: September 27, 1999                     /s/ Leslie B. Daniels
      ------------------                     -----------------------------------
                                             Leslie B. Daniels,
                                             Director

Date: September 27, 1999                     /s/ Thomas F. Kearns
      ------------------                     -----------------------------------
                                             Thomas F. Kearns, Jr.,
                                             Director

Date: September 27, 1999                     /s/ Kamal K. Midha
      ------------------                     -----------------------------------
                                             Kamal K. Midha, C.M., Ph.D., D.SC.,
                                             Director

Date: September 27, 1999                     /s/ Roger C. Thies
      ------------------                     -----------------------------------
                                             Roger C. Thies,
                                             Director

Date: September 27, 1999                     /s/ Grover C. Wrenn
      ------------------                     -----------------------------------
                                             Grover C. Wrenn,
                                             Director

                                  EXHIBIT INDEX

Exhibit No.

2. Disclosure Statement (incorporated by reference to Exhibit 2 of the Company's 8-K filing on April 6, 1993).

3. (a) Amended and Restated Articles of Incorporation, dated April 6, 1998 (incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998).
     (b) Bylaws, as amended and restated (incorporated by reference to Exhibit 3(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997).

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

     (h) Loan documents, dated September 30, 1998, between the First National Bank of Maryland (now, Allfirst Bank) and PharmaKinetics Laboratories, Inc. (incorporated by reference to Exhibits 10(a) - (e) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

     (i) Commercial Promissory Note

    (ii) Loan Agreement

   (iii) Financial Covenants Addendum

    (iv) Negative Pledge Agreement

     (v) Corporate Banking and Borrowing Resolutions

     (i) Technology Sharing Agreement dated as of December 23, 1997 (incorporated by reference to Exhibit 99.2 to the Company's January 7, 1998 filing on Form 8-K).

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