Form 10-Q
period 1999-09-30
PHARMAKINETICS LABORATORIES INC
filed 1999-11-15
CIK 351506

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
        (Mark one)
           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1999
                                    OR
           [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _X_ No ___

                 APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 2,496,129 common shares were outstanding as of November 4, 1999.

                        PHARMAKINETICS LABORATORIES, INC.
                                    FORM 10-Q

                                      INDEX



                                                                        Page No.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated statements of operations for
         the three months ended September 30, 1999
         and 1998 (unaudited)                                               3

         Consolidated statements of comprehensive income
         (loss) for the three months ended September 30,
         1999 and 1998 (unaudited)                                          4

         Consolidated balance sheets at September 30,
         1999 (unaudited) and June 30, 1999                                 5

         Consolidated statements of cash flows for the
         three months ended September 30, 1999
         and 1998 (unaudited)                                               6

         Notes to consolidated financial statements (unaudited)             7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      8

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                                 13

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  13

Signatures                                                                 14

                        PHARMAKINETICS LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Three Months Ended
                                               September 30,
                                        --------------------------
                                           1999            1998
                                        ----------      ----------
Revenues                                $3,210,528      $2,806,132
Cost of contracts                        2,411,839       2,447,473
                                        ----------      ----------
    Gross profit                           798,689         358,659
                                        ----------      ----------
Selling, general and
  administrative expenses                  660,652         607,072
Research and development expenses           27,079         133,557
                                        ----------      ----------
Earnings (loss) from operations            110,958        (381,970)

Interest expense                            (5,724)         (8,205)
Interest income                             21,971          41,431
                                        ----------      ----------
Earnings (loss) before income taxes        127,205        (348,744)
Income taxes                                     -               -
                                        ----------      ----------
Net earnings (loss)                     $  127,205      $ (348,744)
                                        ==========      ==========

Basic earnings (loss) per share              $0.05          ($0.14)
                                        ==========      ==========
Basic weighted average
   shares outstanding                    2,496,129       2,485,219
                                        ==========      ==========

Diluted earnings (loss) per share            $0.03          ($0.14)
                                        ==========      ==========
Diluted weighted average
   shares outstanding                    4,168,861       2,485,219
                                        ==========      ==========

--------------------------------------------------------------------------------
See notes to consolidated financial statements.

                        PHARMAKINETICS LABORATORIES, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)


                                            Three Months Ended
                                               September 30,
                                        --------------------------
                                           1999            1998
                                        ----------      ----------

Net earnings (loss)                     $  127,205      $ (348,744)

Other comprehensive income:
  Unrealized loss on investment             (6,138)        (18,137)
                                        ----------      ----------
Comprehensive income (loss)             $  121,067      $ (366,881)
                                        ==========      ==========


--------------------------------------------------------------------------------
See notes to consolidated financial statements.

                    PHARMAKINETICS LABORATORIES, INC.
                       CONSOLIDATED BALANCE SHEETS

                                                September 30,     June 30,
                                                    1999            1999
                                                -------------   ------------
                                                 (Unaudited)
ASSETS
Current Assets:
  Cash and equivalents                           $  1,334,435   $  2,233,198
  Accounts receivable, net                          1,644,957      1,518,030
  Contracts in process                                947,203        849,768
  Prepaid expenses                                    310,595        241,469
                                                 ------------   ------------
    Total Current Assets                            4,237,190      4,842,465

Property, plant and equipment, net                  4,377,764      4,324,543
Other assets                                          110,508        117,946
                                                 ------------   ------------
    Total Assets                                 $  8,725,462   $  9,284,954
                                                 ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses          $    871,466   $  1,073,455
  Deposits on contracts in process                  1,024,279      1,481,554
                                                 ------------   ------------
    Total Current Liabilities                       1,895,745      2,555,009

Other liabilities                                     121,407        142,702
                                                 ------------   ------------
    Total Liabilities                               2,017,152      2,697,711
                                                 ------------   ------------
Commitments and Contingencies
Stockholders' Equity:
  Class A Convertible Preferred stock, no
    par value; authorized 1,500,000 shares;
    issued and outstanding 833,300 shares           4,937,500      4,937,500
  Common stock, $.005 par value; authorized,
    10,000,000 shares; issued and
    outstanding, 2,496,129 shares                      12,481         12,481
  Additional paid-in capital                       11,929,886     11,929,886
  Accumulated deficit                             (10,165,419)   (10,292,624)
  Accumulated comprehensive income                     (6,138)             -
                                                 ------------   ------------
    Total Stockholders' Equity                      6,708,310      6,587,243
                                                 ------------   ------------
    Total Liabilities and Stockholders' Equity   $  8,725,462   $  9,284,954
                                                 ============   ============

--------------------------------------------------------------------------------
See notes to consolidated financial statements.

                        PHARMAKINETICS LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Three Months Ended
                                                           September 30,
                                                     -------------------------
                                                         1999          1998
                                                     ------------  ------------
Cash flows from operating activities:
  Net earnings (loss)                                $    127,205  $  (348,744)
  Adjustments to reconcile net earnings (loss) to
  net cash provided (used) by operating activities:
    Depreciation and amortization                         154,304      130,172
    Changes in operating assets and liabilities:
      Accounts receivable, net                           (126,927)     165,693
      Contracts in process                                (97,435)     247,449
      Prepaid expenses and other assets                   (67,826)     (32,898)
      Accounts payable and accrued expenses              (198,852)      98,622
      Deposits on contracts in process                   (457,275)      73,313
                                                     ------------  -----------
Net cash provided (used) by operating activities         (666,806)     333,607
                                                     ------------  -----------
Cash flows from investing activities:
    Payment for purchases of property and equipment      (207,525)    (437,849)
                                                     ------------  -----------
Net cash used by investing activities                    (207,525)    (437,849)
                                                     ------------  -----------
Cash flows from financing activities:
    Payments for capital lease obligations                (24,432)     (26,648)
    Proceeds from exercise of stock options                     -       63,000
                                                     ------------  -----------
Net cash provided (used) by financing activities          (24,432)      36,352
                                                     ------------  -----------
Decrease in cash and equivalents                         (898,763)     (67,890)
Cash and equivalents, beginning of period               2,233,198    3,358,506
                                                     ------------  -----------
Cash and equivalents, end of period                  $  1,334,435  $ 3,290,616
                                                     ============  ===========
Supplemental Cash Flow Information:
  Cash Paid for Interest:                            $      5,569  $     8,144
  Cash Paid for Income Taxes:                        $          -  $     3,000


--------------------------------------------------------------------------------
See notes to consolidated financial statements.

                        PHARMAKINETICS LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

BASIS OF PRESENTATION

     The consolidated balance sheet as of September 30, 1999, the consolidated statements of operations for the three months ended September 30, 1999 and 1998, the consolidated statements of comprehensive income (loss) for the three months ended September 30, 1999 and 1998, and the consolidated statements of cash flows for the three months ended September 30, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999, and for all periods presented, have been made. The balance sheet at June 30, 1999 has been derived from the audited financial statements as of that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's fiscal 1999 report on Form 10-K.

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

EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share ("EPS") is calculated by dividing net earnings (loss) by the weighted average common shares outstanding during the period. Diluted EPS reflects the potential dilution to EPS that could occur upon conversion or exercise of securities, options or other such items, to common shares using the treasury stock method based upon the weighted average fair value of the Company's common stock during the period. The Company's Class A Convertible Preferred Stock, warrants to acquire common stock, outstanding stock options granted under the Company's stock option plans and other options granted outside of the Company's plans are considered common stock equivalents for the purpose of the diluted earnings (loss) per share data; however, they are excluded from the calculations for the three month period ended September 30, 1998, because the effect of their inclusion would be anti-dilutive. For the period ended September 30, 1999, the weighted average shares used in computing basic earnings per share were 2,496,129 and the dilutive common stock equivalents totaled 1,672,732, of which 6,132 related to options outstanding. For the period ended September 30, 1998, dilutive common stock equivalents totaled 1,786,801, of which 120,201 related to options outstanding.

PART I.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FORWARD-LOOKING INFORMATION

     Certain statements in this Management's Discussion and Analysis and elsewhere in this Form 10-Q are forward-looking statements based on current expectations, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties include the effect on the Company's ability to market its services and obtain new business in light of the receipt of a warning letter from the United States Food and Drug Administration (the "FDA"), dependence of the Company on the product development cycles of its clients, dependence of the Company on certain customers, dependence of the Company on its key personnel and their ability to continuously develop new methodologies for clinical and analytical applications, dependence of the Company on the availability of volunteer study participants, and the Company's ability to bring its information technology and non-information technology systems into compliance with standards for successful operations as of January 1, 2000. Other more general factors that could cause or contribute to such differences include, but are not limited to, general economic conditions, conditions affecting the pharmaceutical industry, and consolidation resulting in increased competition within the Company's market. These risk factors are discussed more specifically in the Company's Form 10-K filing for its fiscal year ended June 30, 1999.

     A warning letter, which addressed the Company's failure to conduct certain studies in compliance with the protocol in prior years, was received from the FDA in July 1999. As a result, a number of clients have recently elected to place projects with competing contract research organizations, causing a downturn in the Company's business. Therefore, the Company expects that revenues will decline and losses will increase for at least the next two quarters.

     The Company has responded to the warning letter in writing and representatives of the Company have had a meeting with the FDA to discuss the steps which it is taking to comply with all regulatory requirements. The Company has also addressed this situation directly with its clients and is undertaking an aggressive effort to regain their confidence. Although the Company has taken these steps, it is unable to forecast with certainty the duration of the downtown or the magnitude of the impact on revenues and losses. However, the Company anticipates that the effect of the warning letter will be short term.

RESULTS OF OPERATIONS

     The Company's total revenue, which includes contract revenue and license fees based upon clients' actual products sales, increased 14.4%, to $3,210,528 for the three month period ended September 30, 1999, from $2,806,132 for the same period in the prior year. The increase resulted from increased contract revenue, offset by lower license fee income.

     Contract revenues increased 15.6% to $3,176,957, for the three month period ended September 30, 1999, compared to $2,747,751 in the same period in 1998. The Company recognized increased revenues from its generic drug industry clients of approximately $1,000,000, offset by decreases of approximately $620,000 for Phase I clinical trials by innovator and pharmaceutical companies. The increase in revenues from generic drug industry clients resulted from the completion of several unusually long studies, initiated in the prior fiscal year, for which revenue was recognized in the quarter ended September 30, 1999.

     License fee income decreased 42.5% to $33,571 for the three month period ended September 30, 1999, compared to $58,381 for the same period in the prior year. The decrease is due to the expiration of one of the Company's license fee agreements on June 30, 1999, and a decline in sales for the product covered by the remaining license fee agreement. The Company believes it is unlikely that its clients will wish to utilize license fee arrangements in the future as compensation for work performed. As a result of this trend, contract revenues, rather than licensing income, will continue to be the primary source of revenues.

     The Company's gross profit increased 122.7% to $798,689 for the three month period ended September 30, 1999, compared to $358,659 for the same period of the prior year. Gross profit as a percentage of revenue increased to 24.9% for the three month period ended September 30, 1999, compared to 12.8% for the same period of the prior year. Increases in the Company's gross margin resulted primarily from increases in revenue. The Company's costs are relatively fixed and, in keeping with its strategic plan, investment in personnel and instrumentation has been ongoing to improve the Company's long-term competitive position.

     Selling, general and administrative expenses of $660,652 for the three month period ended September 30, 1999, increased 8.8%, compared to $607,072 for the same period of the prior year. The increase is primarily attributable to an increase in salary expense related to current staffing in the Company's business development unit. As a percentage of revenues, selling, general and administrative expenses decreased to 20.6% in the three month period ended September 30, 1999, from 21.6% in the same period of the prior year.

     Research and development expenses of $27,079, for the three month period ended September 30, 1999, decreased 79.7% compared to $133,557 for the same period of the prior year. This decline was largely caused by the redeployment of several of the Company's research and development personnel, as well as instruments normally used to conduct research and development, to meet project deadlines for clients during the quarter. The Company continues to invest in its research and development efforts and plans to develop methods for use on its LC/MS/MS instrumentation for fiscal 2000. Further, because of the slowdown in current business it is expected that research and development efforts will be at an increased level during the next two quarters. This should permit the Company to undertake an aggressive business development effort to market these new methods going forward.

     No provision for income taxes has been recorded. The Company has available unused operating loss and business tax credit carry forwards, the benefit of which is reduced by a full valuation allowance.

YEAR 2000

     At June 30, 1999, the Company had completed its Year 2000 compliance program, the purpose of which was to identify those systems that were not yet Year 2000 compliant, and to initiate replacement or other remedial action to assure that systems will continue to operate in the Year 2000. The Company's assessment included third party confirmations from the Company's key suppliers, vendors and business partners, with respect to their computers, software and systems, and their ability to maintain normal operations in the Year 2000, and a listing of all equipment subject to Year 2000 concerns. The Company has located alternative sources for many of the products or services provided by its vendors in an effort to reduce or avoid harm to the Company's business and operations. The failure of any of the Company's vendors to remediate Year 2000 problems in a timely manner could have a material adverse effect on the Company.

     The Company has already initiated the removal and exchange of some non-compliant systems and expects to continue such replacement or other remedial action to ensure that its computers, software and systems, and other systems will continue to operate in the Year 2000. These activities are intended to encompass all major categories of systems used by the Company, including laboratory instrumentation, clinical systems, building systems, and sales and financial systems, among others. In some instances, the installation of new software and hardware in the normal course of business was accelerated to also afford a solution to Year 2000 issues. The Company initiated the investment of approximately $450,000 in a new Laboratory Information Management System ("LIMS") and ancillary data acquisition systems in fiscal 1999. Of this amount, approximately $300,000 was expended through September 30, 1999, with the remainder expected to be paid in the second quarter of fiscal 2000. The Company expects that the new LIMS will streamline data calculation and reporting ability and allow for customized report formats, as well as provide the laboratory with an operating system that is Year 2000 compliant. As of September 30, 1999, the Company had initiated the purchase of the LIMS, deployed the new hardware to system users, installed the software, validated the system, and had initiated parallel testing. User training was initiated in February 1999 and is ongoing. It is expected that user training will be completed before the new system is fully operational in November 1999. The Company has experienced delays in bringing the system fully into production due to issues encountered in the validation and parallel testing phases of system implementation, which have been satisfactorily resolved by the vendor.

     Other Year 2000 spending is expected to total less than $150,000, of which the Company had spent approximately $70,000 as of September 30, 1999. The total cost estimate is based on the Company's assessment as of September 30, 1999 and is subject to change as the compliance program progresses.

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

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1999, the Company had available $1,334,435 in current operating cash to meet the needs of its business, compared to $2,233,198 at June 30, 1999. The decrease in cash resulted primarily from changes in the Company's operating accounts and continued investment in equipment for utilization in the Company's operations. During the quarter ended September 30, 1999, the Company invested $208,000 for capital purchases, all of which was paid in cash.

     The Company's primary source of funds is cash flow from operations, which decreased by $1,000,413 in the three months ended September 30, 1999, compared to the same period of the prior year. Cash flow from operations also decreased by $1,040,093 in the three months ended September 30, 1999, compared to the three months ended June 30, 1999. The Company had available a $500,000 line of credit from Allfirst Bank, which had not been drawn upon, but which the Company voluntarily elected to terminate on September 3, 1999, due to the fact that the Company was not in technical compliance with the restrictive covenants at June 30, 1999, and the Company had not drawn upon the credit facility and did not plan to draw upon it in the near future. To conserve cash, the Company has initiated cost cutting measures and is taking other appropriate steps to manage the Company's cash balances through the current business downturn.

     At September 30, 1999, the Company reported an increase in its contracts in process account, compared to June 30, 1999, which represents costs incurred for studies for which revenues have not been recognized and which are currently underway. Accounts receivable also increased at September 30, 1999, due to an increase in the amount of revenue recognized during the three month period ended September 30, 1999. Deposits on contracts in process have decreased indicating a decrease in the receipt of prepayments on contracted studies. Deposits on contracts decreased from a reduced new business inflow and from delinquent client payments at September 30, 1999, some of which have subsequently been collected and others of which are still due the Company. Prepaid expenses have increased at September 30, 1999, compared to June 30, 1999, due to the timing of payments on certain expense items related to future periods. Changes in these account balances affect the Company's operating cash flow.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

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

PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:
             Exhibit 27:  Financial Data Schedule

         (b) Reports on Form 8-K

     On August 5, 1999, the Company filed a report on Form 8-K regarding the issuance of a press release on August 3, 1999, with respect to its receipt of a Warning Letter from the United States Food and Drug Administration (the "FDA") regarding PharmaKinetics' noncompliance with certain required protocols in its bioequivalence studies. In the Warning Letter, the FDA advises PharmaKinetics to take immediate corrective action and that the failure to do so may result in regulatory action.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  PHARMAKINETICS LABORATORIES, INC.
                                   Registrant


November 15, 1999                  /s/ James K. Leslie
-----------------                  ------------------
Date                               James K. Leslie
                                   Chief Executive Officer
                                   and President


November 15, 1999                  /s/ Taryn L. Kunkel
-----------------                  ------------------
Date                               Taryn L. Kunkel
                                   Vice-President and
                                   Chief Financial Officer