Form 10-Q
period 1999-12-31
PHARMAKINETICS LABORATORIES INC
filed 2000-02-14
CIK 351506

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

    (Mark one)
      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1999
                                         OR
      [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

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

                                (410) 385-4500
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes  X   No
                          ---     ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 2,496,129 common shares were outstanding as of February 7, 2000.

                       PHARMAKINETICS LABORATORIES, INC.
                                   FORM 10-Q

                                     INDEX



                                                               Page No.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated balance sheets at December 31,              3
         1999 (unaudited) and June 30, 1999

         Consolidated statements of operations for                4
         the three and six months ended December 31, 1999 and 1998 (unaudited)

         Consolidated statements of comprehensive                 5
         income (loss) for the three and six months ended December 31, 1999 and 1998 (unaudited)

         Consolidated statements of cash flows for                6
         the six months ended December 31, 1999
         and 1998 (unaudited)

         Notes to consolidated financial statements (unaudited)   7

Item 2.  Management's Discussion and Analysis of                  8
         Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures                12
         About Market Risk


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                       12

Item 4.  Submission of Matters to a Vote of Security-Holders     12

Item 6.  Exhibits and Reports on Form 8-K                        13

Signatures                                                       14

                       PHARMAKINETICS LABORATORIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                December 31,             June 30,
                                                                                   1999                    1999
                                                                                -----------              --------
                                                                                (Unaudited)
ASSETS
Current Assets:
 Cash and equivalents                                                            $1,107,968            $  2,233,198
 Accounts receivable, net                                                           807,458               1,518,030
 Contracts in process                                                               170,799                 849,768
 Prepaid expenses                                                                   307,398                 241,469
                                                                                 ----------            ------------
  Total Current Assets                                                            2,393,623               4,842,465
Property, plant and equipment, net                                                4,338,248               4,324,543
Other assets                                                                        136,400                 117,946
                                                                                 ----------            ------------
  Total Assets                                                                   $6,868,271            $  9,284,954
                                                                                 ==========            ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable and accrued expenses                                           $  807,738            $  1,073,455
 Deposits on contracts in process                                                   591,942               1,481,554
                                                                                 ----------            ------------
  Total Current Liabilities                                                       1,399,680               2,555,009
Other liabilities                                                                   106,922                 142,702
                                                                                 ----------            ------------
  Total Liabilities                                                               1,506,602               2,697,711
                                                                                 ----------            ------------
Commitments and Contingencies
Stockholders' Equity:
 Class A Convertible Preferred stock, no
  par value; authorized 1,500,000 shares;
  issued and outstanding 833,300 shares                                           4,937,500               4,937,500
 Common stock, $.005 par value; authorized,
  10,000,000 shares; issued and
  outstanding, 2,496,129 shares                                                      12,481                  12,481
 Additional paid-in capital                                                      11,929,886              11,929,886
 Accumulated deficit                                                            (11,537,952)            (10,292,624)
 Accumulated comprehensive income                                                    19,754                       -
                                                                                 ----------            ------------
  Total Stockholders' Equity                                                      5,361,669               6,587,243
                                                                                 ----------            ------------
  Total Liabilities and Stockholders' Equity                                     $6,868,271            $  9,284,954
                                                                                 ==========            ============

-------------------------------------------------------------------------------
See notes to consolidated financial statements.

                       PHARMAKINETICS LABORATORIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                          Three Months Ended            Six Months Ended
                                                              December 31,                 December 31,

                                                          1999         1998            1999           1998
                                                          ----         ----            ----           ----
Revenues                                              $ 1,884,424    $2,384,987     $ 5,094,952    $5,191,119
Cost of contracts                                       2,403,961     2,181,527       4,815,800     4,629,000
                                                      -----------    ----------     -----------    ----------
  Gross profit (loss)                                    (519,537)      203,460         279,152       562,119

Selling, general and
 administrative expenses                                  798,607       613,418       1,459,259     1,220,490
Research and
 development expenses                                      61,822       129,173          88,901       262,730
                                                      -----------    ----------     -----------    ----------
Loss from operations                                   (1,379,966)     (539,131)     (1,269,008)     (921,101)

Interest expense                                            5,072         7,573          10,796        15,778
Interest income                                            12,505        37,106          34,476        78,537
                                                      -----------    ----------     -----------    ----------
Loss before income taxes                               (1,372,533)     (509,598)     (1,245,328)     (858,342)

Income taxes                                                    -             -               -             -
                                                      -----------    ----------     -----------    ----------
Net loss                                              $(1,372,533)   $ (509,598)    $(1,245,328)   $ (858,342)
                                                      ===========    ==========     ===========    ==========

Basic loss per share                                  $     (0.55)   $    (0.20)    $     (0.50)   $    (0.35)
                                                      ===========    ==========     ===========    ==========

Diluted loss per share                                $     (0.55)   $    (0.20)    $     (0.50)   $    (0.35)
                                                      ===========    ==========     ===========    ==========
Basic and diluted weighted
 average shares outstanding                             2,496,129     2,496,129       2,496,129     2,490,654
                                                      ===========    ==========     ===========    ==========

-------------------------------------------------------------------------------
See notes to consolidated financial statements.

                       PHARMAKINETICS LABORATORIES, INC.
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (Unaudited)


                                    Three Months Ended           Six Months Ended
                                       December 31,                 December 31,

                                   1999          1998          1999           1998
                                   ----          -----         ----           ----
Net loss                       $(1,372,533)   $(509,598)    $(1,245,328)    $(858,342)
Other comprehensive income:
   Unrealized gain (loss)
     on investment                  25,892      (27,204)         19,754       (45,341)
                               -----------    ---------     -----------     ---------

Comprehensive loss             $(1,346,641)   $(536,802)    $(1,225,574)    $(903,683)
                               ===========    =========     ===========     =========



------------------------------------------------------------------------------
See notes to consolidated financial statements.

                       PHARMAKINETICS LABORATORIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                               Six Months Ended
                                                                 December 31,
                                                         ----------------------------
                                                             1999            1998
                                                         -------------   ------------
Cash flows from operating activities:
  Net loss                                                $(1,245,328)    $ (858,342)
  Adjustments to reconcile net (loss) to
  net cash used by operating activities:
    Depreciation and amortization                             319,844        284,335
    Changes in operating assets and liabilities:
      Accounts receivable, net                                710,572        422,346
      Contracts in process                                    678,969        354,674
      Prepaid expenses and other assets                       (64,629)        44,759
      Accounts payable and accrued expenses                  (251,997)       (98,377)
      Deposits on contracts in process                       (889,612)      (235,996)
                                                          -----------     ----------
Net cash used by operating activities                        (742,181)       (86,601)
                                                          -----------     ----------
Cash flows from investing activities:
    Payment for purchases of property and equipment          (333,549)      (906,726)
                                                          -----------     ----------
Net cash used by investing activities                        (333,549)      (906,726)
                                                          -----------     ----------
Cash flows from financing activities:
    Payments for capital lease obligations                    (49,500)       (52,414)
    Proceeds from exercise of stock options                         -         63,000
                                                          -----------     ----------
Net cash provided (used) by financing activities              (49,500)        10,586
                                                          -----------     ----------
Decrease in cash and equivalents                           (1,125,230)      (982,741)
Cash and equivalents, beginning of period                   2,233,198      3,358,506
                                                          -----------     ----------
Cash and equivalents, end of period                       $ 1,107,968     $2,375,765
                                                          ===========     ==========

Supplemental Cash Flow Information:
Non-Cash Transactions:
 Cash Paid for Interest:                                  $    10,502     $   15,574



------------------------------------------------------------------------------
See notes to consolidated financial statements.

                       PHARMAKINETICS LABORATORIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

BASIS OF PRESENTATION

   The consolidated balance sheet as of December 31, 1999, the consolidated statements of operations for the three and six months ended December 31, 1999 and 1998, the consolidated statements of comprehensive income (loss) for the three and six months ended December 31, 1999 and 1998, and the consolidated statements of cash flows for the six months ended December 31, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at December 31, 1999, and for all periods presented, have been made. The consolidated balance sheet at June 30, 1999 has been derived from the audited financial statements as of that date.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1999.

   The Company operates principally in one industry segment, the testing of pharmaceutical products and related services. Revenues include contract revenue and revenue from license fees under special agreements whereby the Company receives license fees based upon the clients' actual product sales.

WARNING LETTER

   At the end of July 1999, the Company received a warning letter from the United States Food and Drug Administration ("FDA") regarding PharmaKinetics' noncompliance with certain required protocols in bioequivalence studies, which were conducted prior to fiscal 1999. In the warning letter, the FDA advises PharmaKinetics to take immediate corrective action and that the failure to do so may result in regulatory action. The Company has responded to the FDA and has taken the corrective actions it believes necessary to address the issues and concerns raised in the warning letter, the costs of which are not material to the Company's results of operations.

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

EARNINGS (LOSS) PER SHARE

   Basic earnings (loss) per share ("EPS") is calculated by dividing net earnings (loss) by the weighted average common shares outstanding during the period. Diluted EPS reflects the potential dilution to EPS that could occur upon conversion or exercise of securities, options or other such items, to common shares using the treasury stock method based upon the weighted average fair value of the Company's common stock during the period. The Company's Class A Convertible Preferred Stock, warrants to acquire common stock, outstanding stock options granted under the Company's stock option plans and other options granted outside of the Company's plans are considered common stock equivalents for the purpose of the diluted earnings (loss) per share data; however, they are excluded from the calculations for the three and six month periods ended December 31, 1999 and 1998, because the effect of their inclusion would be anti-dilutive. For the three and six month periods ended December 31, 1999, dilutive common stock equivalents totaled 1,669,482, and 1,669,927, respectively, of which 2,882 and 3,327, respectively, related to options outstanding. For the three and six month periods ended December 31, 1998, dilutive common stock equivalents totaled 1,678,949, and 1,734,613, respectively, of which 12,349 and 68,013, respectively, related to options outstanding.

PART I.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FORWARD-LOOKING INFORMATION

   Certain statements in this Management's Discussion and Analysis and elsewhere in this Form 10-Q are forward-looking statements based on current expectations, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties include the effect on the Company's ability to market its services and obtain new business in light of the receipt of a warning letter from the United States Food and Drug Administration (the "FDA"); dependence of the Company on product development cycles of its clients; dependence of the Company on certain customers; dependence of the Company on its key personnel and their ability to continuously develop new methodology for clinical and analytical applications; the effect of litigation on the Company's financial condition and results of operations; dependence of the Company on the availability of volunteer study participants; and the Company's ability to raise sufficient working capital to meet current operating needs during the downturn in business associated with receipt of the FDA warning letter. Other more general factors that could cause or contribute to such differences include, but are not limited to, general economic conditions, conditions affecting the pharmaceutical industry, and consolidation resulting in increased competition within the Company's market. These risk factors are discussed more specifically in the Company's Form 10-K filing for its fiscal year ended June 30, 1999.

   A warning letter, which addressed the Company's failure to conduct certain studies in compliance with the protocol in prior years, was received from the FDA in July 1999. As a result, a number of clients have recently elected to place projects with competing contract research organizations, causing a downturn in the Company's business. Therefore, the Company expects that revenues and cash will decline and losses will increase for at least the next quarter.

   The Company has responded to the warning letter in writing and representatives of the Company have had a meeting with the FDA to discuss the steps which it is taking to comply with all regulatory requirements. The Company has also addressed this situation directly with its clients and is undertaking an aggressive effort to regain their confidence. Although the Company has taken these steps, it is unable to forecast with certainty the duration of the downturn or the magnitude of the impact on revenues, losses and cash balances. However, the Company anticipates that the effect of the warning letter will be short term.

RESULTS OF OPERATIONS

   The Company's total revenue, which includes contract revenue and license fees based upon clients' actual product sales, decreased 21.0% and 1.9%, to $1,884,424 and $5,094,952, for the three and six month periods ended December 31, 1999, from $2,384,987 and $5,191,119, respectively, for the same periods in the prior year. The decrease was the result of lower contract revenue from a reduced number of contracts and significantly lower license fee income.

   Contract revenues decreased 18.9% and 0.1% to $1,862,365 and $5,039,322, for the three and six month periods ended December 31, 1999, respectively, compared to $2,296,131 and $5,043,882, in the same periods in 1998, primarily as a result of a reduction in revenues of approximately $700,000 for Phase I and Clinical Trial Management studies for the three month period ended December 31, 1999, offset by increases of approximately $200,000 in revenues from bioequivalence studies, as compared with the same period of the prior year. The Company believes that the decrease in revenues in the quarter ended December 31, 1999 reflects the initial downturn in business resulting from receipt of a warning letter in July 1999.

   License fee income decreased 75.2% and 62.2% to $22,059 and $55,630, for the three and six month periods ended December 31, 1999, compared to $88,856 and $147,237, respectively, for the same periods in the prior year. This decrease was the result of the expiration of one of the Company's license fee agreements on June 30, 1999, and a decline in sales for the product covered by the remaining license fee agreement. The Company believes it is unlikely that its clients will wish to utilize license fee arrangements in the future as compensation for work performed. As a result of this trend, contract revenues, rather than licensing income, will continue to be the primary source of revenues.

   The Company's gross profit decreased 355.4% and 50.3%, to ($519,537) and $279,152 for the three and six month periods ended December 31, 1999, respectively, compared to $203,460 and $562,119 for the same periods of the prior year. Gross profit as a percentage of revenues declined to (27.6%) and 5.5%, for the three and six month periods ended December 31, 1999, from 8.5% and 10.8%, respectively, for the comparable periods of the prior year. The decrease in gross margin for the three and six month periods ended December 31, 1999, reflects the fact that in the short term the Company's costs are relatively fixed and, in keeping with its strategic plan, investment in personnel and instrumentation has been ongoing to improve the Company's long term competitive position. As a result, staffing remained at levels comparable to the prior year despite decreases in revenue.

   Selling, general and administrative expenses of $798,607 and $1,459,259 for the three and six month periods ended December 31, 1999, increased 30.2% and 19.6%, respectively, compared to $613,418 and $1,220,490 for the same periods in the prior year. The increase is primarily attributable to increases in spending for the Company's Year 2000 compliance effort and other non-recurring items, offset by reductions in general corporate support functions commensurate with reductions in the Company's revenue levels. The Company continues to focus its business development efforts on generating revenues from existing and potential clients.

   Research and development expenses decreased 52.1% and 66.2% to $61,822 and $88,901 for the three and six month periods ended December 31, 1999, respectively, from $129,173 and $262,730 for the comparable periods of the prior year. The decrease in research and development expenses for the six month period ended December 31, 1999, compared to the same period of the prior year, is primarily attributable to the loss of certain of the Company's research and development staff for which the Company is currently recruiting replacements. In addition, during the quarter ended September 30, 1999 the Company redeployed certain of its research and development personnel, as well as instruments normally used to conduct research and development, to activities necessary to meet project deadlines for clients. Further, because of the slowdown in current business, research and development expenses increased in the quarter ended December 31, 1999, compared to the quarter ended September 30, 1999, due to the redeployment of various personnel to the Company's research and development efforts.

   No provision for income taxes has been recorded. The Company has available unused operating loss and business tax credit carryforwards, the benefit of which is reduced by a full valuation allowance.

YEAR 2000

   As of December 31, 1999, the Company had completed its Year 2000 compliance program, replaced or remediated computer systems and related software for continued operation in the Year 2000, and identified alternative sources for its key vendors. The activities encompassed all major categories of systems used by the Company, including laboratory instrumentation, clinical systems, building systems, and sales and finance systems, among others. In some instances the installation of new software and hardware in the normal course of business was accelerated to also afford a solution to Year 2000 issues. The Company invested approximately $432,000 in a new Laboratory Information Management System ("LIMS") and ancillary data acquisition system, which was fully operational as of December 31, 1999. Other Year 2000 spending totaled approximately $66,000.

   The capital improvements and expenses required for the Year 2000 effort were included as part of the Company's annual budgets. The capital spending or period expense associated with the Year 2000 issues did not have a material effect on the Company's financial position or results of operations. The Company expensed all costs related to its Year 2000 compliance program unless the useful life of the technological asset was extended or increased.

LIQUIDITY AND CAPITAL RESOURCES

   At December 31, 1999, the Company had available $1,107,968 in current operating cash to meet the needs of its business, compared to $2,233,198 at June 30, 1999. Cash decreased principally as a result of the Company's net loss from operations in the six month period ended December 31, 1999. In addition, changes in the Company's operating accounts and continued investment in equipment for utilization in the Company's operations adversely affected the Company's cash position. During the six months ended December 31, 1999, the Company invested $333,549 for capital purchases all of which was paid in cash.

   The Company's primary source of funds is cash flow from operations, which decreased by $655,580 in the six months ended December 31, 1999, compared to the same period of the prior year. The Company had available a $500,000 line of credit from Allfirst Bank, which had not been drawn upon, but which the Company voluntarily elected to terminate on September 3, 1999, due to the fact that the Company was not in technical compliance with the restrictive covenants at June 30, 1999. To conserve cash, the Company has initiated cost cutting measures and is taking other appropriate steps to manage the Company's cash balances through the current business downturn. However, no assurances can be given that the Company's current cash balances will be sufficient to meet the Company's operating needs through the current business downturn.

   At December 31, 1999, the Company reported a decrease in its contracts in process account which represents costs incurred for studies for which revenues have not been recognized and which are currently underway. Deposits on contracts in process have also decreased indicating a decrease in the number of contracted studies. Prepaid expenses have increased at December 31, 1999, compared to June 30, 1999, due to the timing of payments on certain expense items related to future periods. Changes in these account balances affect the Company's operating cash flow.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

   In December 1999, the Company received a Summons in a Civil Action entitled Altana, Inc. vs. PharmaKinetics Laboratories, Inc. (case number CV-99 7917). The complaint was filed in the United States District Court for the Eastern District of New York and alleges, among other things, that PharmaKinetics performed certain clinical studies for Altana, Inc., which were deemed unsatisfactory by Altana. The complaint requests damages for five causes of action in an amount exceeding $1 million each, plus legal fees, costs of the action, punitive damages, and other relief deemed proper by the Court. While the ultimate outcome of these matters cannot be determined at this time, management believes it has reached a settlement with Altana, the terms of which, when finalized, would not have a material adverse effect upon the Company's cash position or future results of operations. The foregoing is a forward looking statement subject to risks and uncertainties and the future outcome of these matters could differ materially due to the uncertain nature of legal proceedings and because the lawsuit is still in its pre-trial stage.

ITEM 4.  Submission of Matters to a Vote of Security-Holders

   The Annual Meeting of Stockholders of PharmaKinetics Laboratories, Inc., a Maryland Corporation, was held November 30, 1999, at 11:00 a.m., local prevailing time, at PharmaKinetics Laboratories, Inc., 302 W. Fayette Street, Baltimore, Maryland 21201, to consider and vote upon:

   1. The election of five directors to serve until the next Annual Meeting of Stockholders, and until their successors are duly elected and qualified.

   Election by holders of Common Stock and Preferred Stock voting together:

           Name                             For                 Against
   James K. Leslie                       2,671,348              233,057
   Roger C. Thies                        2,804,649               99,756
   Thomas F. Kearns, Jr.                 2,804,649               99,756

   Election by holders of Preferred Stock voting alone:

           Name                             For                 Against
   Leslie B. Daniels                       653,306               33,332
   Kamal K. Midha, C.M., Ph.D., D.Sc.      653,306               33,332

   2. An amendment of the Company's 1996 Incentive Stock Option Plan to increase the number of shares of Common Stock authorized for issuance under the Plan.
                                                               Broker Non-votes
                           For                 Against          or Abstentions
                        1,370,734              258,212              178,977

   3. A proposal to ratify the selection of PricewaterhouseCoopers LLP, as the Company's independent auditors for the fiscal year ending June 30, 2000.

                                                               Broker Non-votes
                           For                 Against          or Abstentions
                        2,872,841               12,165               41,621

   All proposals presented were approved by the Stockholders of the Company.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:
             Exhibit 27: Financial Data Schedule
         (b) Reports on Form 8-K

   On February 4, 2000, the Company filed a report on Form 8-K regarding the issuance of a press release on January 28, 2000, with respect to a change in management of the Company. In the press release, the Company announced that Dr. James M. Wilkinson, II, Vice President of Analytical Laboratory Services, succeeds Mr. James K. Leslie as the Company's President and Chief Executive Officer. In addition, Cynthia A. Schurick, Senior Director of Client Services, has been appointed Vice President of Business Development. Taryn L. Kunkel will continue to serve as Vice President of Finance and Chief Financial Officer.

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   PHARMAKINETICS LABORATORIES, INC.
                                   Registrant



February 14, 2000                  /s/ James M. Wilkinson, II, Ph.D.
-----------------                  ---------------------------------
Date                               James M. Wilkinson, II, Ph.D.
                                   President and
                                   Chief Executive Officer



February 14, 2000                  /s/ Taryn L. Kunkel
-----------------                  -------------------
Date                               Taryn L. Kunkel
                                   Vice President and
                                   Chief Financial Officer