Form 10-Q
period 2000-03-31
PHARMAKINETICS LABORATORIES INC
filed 2000-05-15
CIK 351506

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

    (Mark one)
      [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000
                                      OR

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 2,496,129 common shares were outstanding as of May 12, 2000.

                       PHARMAKINETICS LABORATORIES, INC.
                                   FORM 10-Q

                                     INDEX


                                                              Page No.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated balance sheets at March 31,                 3
         2000 (unaudited) and June 30, 1999

         Consolidated statements of operations for                4
         the three and nine months ended March 31, 2000 and 1999 (unaudited)

         Consolidated statements of comprehensive                 5
         income (loss) for the three and nine months ended March 31, 2000 and 1999 (unaudited)

         Consolidated statements of cash flows for                6
         the nine months ended March 31, 2000
         and 1999 (unaudited)

         Notes to consolidated financial statements (unaudited)   7

Item 2.  Management's Discussion and Analysis of                  9
         Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures                13
         About Market Risk


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                       13

Item 6.  Exhibits and Reports on Form 8-K                        13

Signatures                                                       15

                       PHARMAKINETICS LABORATORIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                    March 31,          June 30,
                                                                      2000              1999
                                                                   ----------          --------
                                                                   (Unaudited)
ASSETS
Current Assets:
 Cash and equivalents                                              $    256,025      $  2,233,198
 Accounts receivable, net                                               798,386         1,518,030
 Contracts in process                                                   608,344           849,768
 Prepaid expenses                                                       293,729           241,469
                                                                   ------------      ------------
  Total Current Assets                                                1,956,484         4,842,465
Property, plant and equipment, net                                    4,181,965         4,324,543
Other assets                                                             92,930           117,946
                                                                   ------------      ------------
  Total Assets                                                     $  6,231,379      $  9,284,954
                                                                   ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable and accrued expenses                             $    758,481      $  1,073,455
 Deposits on contracts in process                                       675,263         1,481,554
                                                                   ------------      ------------
  Total Current Liabilities                                           1,433,744         2,555,009
Other liabilities                                                        84,752           142,702
                                                                   ------------      ------------
  Total Liabilities                                                   1,518,496         2,697,711
                                                                   ------------      ------------
Commitments and Contingencies
Stockholders' Equity:
 Preferred Stock, no par value; authorized
  1,500,000 shares
   Class A Convertible; issued and
    outstanding 833,300 shares                                        4,937,500         4,937,500
   Class B Convertible; issued and
    outstanding 250,000 shares                                          273,438                 -
 Common stock, $.005 par value; authorized,
  10,000,000 shares; issued and
  outstanding, 2,496,129 shares                                          12,481            12,481
 Additional paid-in capital                                          11,929,886        11,929,886
 Accumulated deficit                                                (12,440,422)      (10,292,624)
                                                                   ------------      ------------
  Total Stockholders' Equity                                          4,712,883         6,587,243
                                                                   ------------      ------------
  Total Liabilities and Stockholders' Equity                       $  6,231,379      $  9,284,954
                                                                   ============      ============
---------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                       PHARMAKINETICS LABORATORIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                            Three Months Ended                Nine Months Ended
                                                                  March 31,                         March 31,
                                                            2000            1999               2000            1999
                                                       -----------      ----------        -----------      ----------
Revenues                                               $   850,748      $2,479,604        $ 5,945,700      $7,670,723
Cost of contracts                                        1,318,791       1,654,986          6,134,591       6,283,986
                                                       -----------      ----------        -----------      ----------
  Gross profit (loss)                                     (468,043)        824,618           (188,891)      1,386,737

Selling, general and
 administrative expenses                                   547,352         564,272          2,006,611       1,784,762
Research and
 development expenses                                       47,484         114,974            136,385         377,704
                                                       -----------      ----------        -----------      ----------
Earnings (loss) from operations                         (1,062,879)        145,372         (2,331,887)       (775,729)

Interest expense                                             4,502           6,940             15,298          22,718
Interest income                                             10,753          28,103             45,229         106,640
Gain on sale of investments                                154,158               -            154,158               -
                                                       -----------      ----------        -----------      ----------
Earnings (loss) before                                    (902,470)        166,535         (2,147,798)       (691,807)
 income taxes

Income taxes                                                     -               -            -                     -
                                                       -----------      ----------        -----------      ----------
Net earnings (loss)                                    $  (902,470)     $  166,535        $(2,147,798)     $ (691,807)
                                                       ===========      ==========        ===========      ==========
Basic earnings (loss)
 per share                                             $     (0.36)     $     0.07        $     (0.86)     $    (0.28)
                                                       ===========      ==========        ===========      ==========
Basic weighted average
 shares outstanding                                      2,496,129       2,496,129          2,496,129       2,492,479
                                                       ===========      ==========        ===========      ==========
Diluted earnings (loss)
 per share                                             $     (0.36)     $     0.04        $     (0.86)     $    (0.28)
                                                       ===========      ==========        ===========      ==========
Diluted weighted average
 shares oustanding                                       2,496,129       4,162,729          2,496,129       2,492,479
                                                       ===========      ==========        ===========      ==========
-----------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                       PHARMAKINETICS LABORATORIES, INC.
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (Unaudited)

                                      Three Months Ended           Nine Months Ended
                                           March 31,                    March 31,
                                      2000          1999          2000             1999
                                   ---------      --------     -----------      ----------
Net earnings (loss)                $(902,470)     $166,535     $(2,147,798)     $ (691,807)
Other comprehensive income:
 Unrealized loss
  on investment                            -        (6,975)              -         (52,316)
                                   ---------      --------     -----------      ----------

Comprehensive income (loss)        $(902,470)     $159,560     $(2,147,798)     $ (744,123)
                                   =========      ========     ===========      ==========
---------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                       PHARMAKINETICS LABORATORIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                              Nine Months Ended
                                                                   March 31,
                                                          --------------------------
                                                              2000           1999
                                                          -----------     ----------
Cash flows from operating activities:
  Net loss                                                $(2,147,798)    $ (691,807)
  Adjustments to reconcile net loss to
  net cash used by operating activities:
    Depreciation and amortization                             487,887        439,654
    Issuance of preferred stock
      in settlement of lawsuit                                273,438              -
    Gain on sale of investments                              (154,158)             -
    Changes in operating assets and liabilities:
      Accounts receivable, net                                897,518        246,853
      Contracts in process                                    241,424        280,234
      Prepaid expenses and other assets                       (50,960)       (22,668)
      Accounts payable and accrued expenses                  (308,157)      (180,207)
      Deposits on contracts in process                       (806,291)      (426,414)
                                                          -----------     ----------
Net cash used by operating activities                      (1,567,097)      (354,355)
                                                          -----------     ----------
Cash flows from investing activities:
    Payment for purchases of property and equipment          (345,309)      (931,805)
                                                          -----------     ----------
Net cash used by investing activities                        (345,309)      (931,805)
                                                          -----------     ----------
Cash flows from financing activities:
    Payments for capital lease obligations                    (64,767)       (75,622)
    Proceeds from exercise of stock options                         -         63,000
                                                          -----------     ----------
Net cash used by financing activities                         (64,767)       (12,622)
                                                          -----------     ----------
Decrease in cash and equivalents                           (1,977,173)    (1,298,782)
Cash and equivalents, beginning of period                   2,233,198      3,358,506
                                                          -----------     ----------
Cash and equivalents, end of period                       $   256,025     $2,059,724
                                                          ===========     ==========
Supplemental Cash Flow Information:
Non-Cash Transactions:
  Cash Paid for Interest:                                 $    14,822     $   22,367
  Cash Paid for Income Taxes                              $         -     $    3,914
--------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                       PHARMAKINETICS LABORATORIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

BASIS OF PRESENTATION

   The consolidated balance sheet as of March 31, 2000, the consolidated statements of operations for the three and nine months ended March 31, 2000 and 1999, the consolidated statements of comprehensive income (loss) for the three and nine months ended March 31, 2000 and 1999, and the consolidated statements of cash flows for the nine months ended March 31, 2000 and 1999, assume that the Company will continue as a going concern and have been prepared by the Company without audit.
In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000, and for all periods presented, have been made. The consolidated balance sheet at June 30, 1999 has been derived from the audited financial statements as of that date.

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

STOCKHOLDERS' EQUITY

  On April 17, 2000, the Company entered into a settlement agreement with Altana, Inc. pursuant to which Altana, Inc. received 250,000 shares of a newly created Class B Convertible Preferred Stock and warrants to purchase 100,000 shares of the Company's Common Stock. The Preferred Stock is convertible at any time into shares of the Company's Common Stock at a conversion ratio of one-to-one. The conversion ratio is subject to adjustment under certain circumstances to prevent dilution. There are no liquidation preferences. The warrants are fully exercisable at $6.00 per share and expire on April 18, 2003. The issuance of the Class B Convertible Preferred Stock has been reflected on the Company's Consolidated Balance Sheet as of March 31, 2000.

EARNINGS (LOSS) PER SHARE

  Basic earnings (loss) per share ("EPS") is calculated by dividing net earnings (loss) by the weighted average common shares outstanding during the period. Diluted EPS reflects the potential dilution to EPS that could occur upon conversion or exercise of securities, options or other such items, to common shares using the treasury stock method based upon the weighted average fair value of the Company's common stock during the period. The Company's preferred stock, warrants to acquire common stock, outstanding stock options granted under the Company's stock option plans and other options granted outside of the Company's plans are considered common stock equivalents for the purpose of the diluted earnings (loss) per share data; however, they are excluded from the calculations for the three and nine month periods ended March 31, 2000 and the nine month period ended March 31, 1999, because the effect of their inclusion would be anti-dilutive.

  For the three month period ended March 31, 1999, the weighted average shares used in computing basic earnings per share were 2,496,129 and the dilutive common stock equivalents totaled 1,666,600, which related to Class A Convertible Preferred Stock. No stock options were included in the calculation because all of the option exercise prices were above the average of the market price of the Company's stock during the period. For the three and nine month periods ended March 31, 2000, dilutive common stock equivalents totaled 1,667,608, and 1,669,066, respectively, of which 1,008 and 2,466, respectively, related to options outstanding.

For the nine month period ended March 31, 1999, dilutive common stock equivalents totaled 1,697,739, of which 31,139 related to options outstanding.

PART I.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FORWARD-LOOKING INFORMATION

  Certain statements in this Management's Discussion and Analysis and elsewhere in this Form 10-Q are forward-looking statements based on current expectations, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties include the effect on the Company's ability to market its services and obtain new business in light of the receipt of a warning letter from the United States Food and Drug Administration (the "FDA"); dependence of the Company on product development cycles of its clients; dependence of the Company on certain customers; dependence of the Company on its key personnel and their ability to continuously develop new methodology for clinical and analytical applications; dependence of the Company on the availability of volunteer study participants; and the Company's ability to raise sufficient working capital to meet current operating needs during the downturn in business associated with receipt of the FDA warning letter. Other more general factors that could cause or contribute to such differences include, but are not limited to, general economic conditions, conditions affecting the pharmaceutical industry, and consolidation resulting in increased competition within the Company's market. These risk factors are discussed more specifically in the Company's Annual Report on Form 10-K for its fiscal year ended June 30, 1999.

  A warning letter, which addressed the Company's failure to conduct certain studies in compliance with the protocol in prior years, was received from the FDA in July 1999. As a result, a number of clients elected to place projects with competing contract research organizations, causing the recent downturn in the Company's business.

  The Company has responded to the warning letter in writing and representatives of the Company have had a meeting with the FDA to discuss the steps which it is taking to comply with all regulatory requirements.
The Company has also addressed this situation directly with its clients and is undertaking an aggressive effort to regain their confidence. The
Company has instituted corrective actions, which resulted in an increase in order placement during the quarter ended March 31, 2000. Although the Company has taken these steps and has seen an improvement in its order placements, it is unable to forecast with certainty the magnitude of the impact on revenues, losses and cash balances. See "Liquidity and Capital Resources". However, the Company anticipates that the effect of the warning letter will be short term.

RESULTS OF OPERATIONS

  The Company's total revenue, which includes contract revenue and license fees based upon clients' actual product sales, decreased 65.7% and 22.5%, to $850,748 and $5,945,700, for the three and nine month periods ended March 31, 2000, from $2,479,604 and $7,670,723, respectively, for the same periods in the prior year. The decrease was the result of lower contract revenue from a reduced number of contracts and significantly lower license fee income.

  Contract revenues decreased 65.7% and 21.6% to $842,776 and $5,882,098, for the three and nine month periods ended March 31, 2000, respectively, compared to $2,458,489 and $7,502,371, in the same periods in 1999, primarily as a result of a reduction in revenues of approximately $1,600,000 for Phase I and Clinical Trial Management studies for the three and nine month periods ended March 31, 2000, as compared with the same period of the prior year. The Company believes that the decrease in revenues in the quarter ended March 31, 2000 reflects the downturn in business resulting from receipt of a warning letter in July 1999.

  License fee income decreased 62.3% and 62.2% to $7,972 and $63,602, for the three and nine month periods ended March 31, 2000, compared to $21,115 and $168,352, respectively, for the same periods in the prior year. This decrease was the result of the expiration of one of the Company's license fee agreements on June 30, 1999, and a decline in sales for the product covered by the remaining license fee agreement. The Company believes it is unlikely that its clients will wish to utilize license fee arrangements in the future as compensation for work performed. As a result of this trend, contract revenues, rather than licensing income, will continue to be the primary source of revenues.

  The Company's gross profit decreased 156.8% and 113.6%, to ($468,043) and ($188,891) for the three and nine month periods ended March 31, 2000, respectively, compared to $824,618 and $1,386,737 for the same periods of the prior year. Gross profit as a percentage of revenues declined to (55.0%) and (3.2%), for the three and nine month periods ended March 31, 2000, from 33.3% and 18.1%, respectively, for the comparable periods of the prior year. The decrease in gross margin for the three and nine month periods ended
March 31, 2000, reflects the fact that, in the short term, the Company's costs are relatively fixed. The Company has continued to invest in personnel and instrumentation on a selective basis, although staffing levels have decreased in the quarter ended March 31, 2000 through normal attrition.

  Selling, general and administrative expenses of $547,352 for the three month period ended March 31, 2000 decreased 3.0%, compared to $564,272 for the same period in the prior year. This decrease is primarily attributed to a restructuring of the Company's business development department and the corresponding loss of one of the Company's executives, offset by increased spending for business development related efforts and a non-recurring item related to the issuance of the Company's Class B Convertible Preferred Stock. Selling, general and administrative expenses for the nine month period ended March 31, 2000 increased 12.4% to $2,006,611, compared to $1,784,762 for the same periods in the prior year. The increase is primarily attributable to increases in spending for the Company's Year 2000 compliance effort and other non-recurring items, offset by reductions in general corporate support functions commensurate with reductions in the Company's revenue levels.
The Company continues to focus its business development efforts on generating revenues from existing and potential clients.

  Research and development expenses decreased 58.7% and 63.9% to $47,484 and $136,385 for the three and nine month periods ended March 31, 2000, respectively, from $114,974 and $377,704 for the comparable periods of the prior year. The decrease in research and development expenses for the nine month period ended March 31, 2000, compared to the same period of the prior year, is primarily attributable to the loss of certain of the Company's research and development staff for which the Company continues to recruit replacements. In addition, during the quarter ended September 30, 1999 the Company re-deployed certain of its research and development personnel, as well as instruments normally used to conduct research and development, to activities necessary to meet project deadlines for clients. Further, because of the slowdown in current business, research and development expenses increased in the quarters ended December 31, 1999 and March 31, 2000, compared to the quarter ended September 30, 1999, due to the redeployment of various personnel to the Company's research and development efforts.

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

LIQUIDITY AND CAPITAL RESOURCES

  At March 31, 2000, the Company had available $256,025 in current operating cash to meet the needs of its business, compared to $2,233,198 at June 30, 1999. The $1,977,173 decrease in cash resulted principally from the Company's net loss from operations in the nine month period ended March 31, 2000. Additionally, $851,943 of the total reduction in cash was incurred during the three month period ended March 31, 2000 and is attributable to the loss of revenues resulting from the effect of the warning letter. Changes in the Company's operating accounts and investment in equipment for utilization in the Company's operations adversely affected the Company's cash position. During the nine months ended March 31, 2000, the Company invested $345,309 for capital purchases all of which was paid in cash.

  The Company's primary source of funds is cash flow from operations, which decreased by $1,212,742 in the nine months ended March 31, 2000, compared to the same period of the prior year. The Company had available a $500,000 line of credit from Allfirst Bank, which had not been drawn upon, but which the Company voluntarily elected to terminate on September 3, 1999, due to the fact that the Company was not in technical compliance with the restrictive covenants at June 30, 1999. To conserve cash, the Company has initiated cost cutting measures and is taking other appropriate steps to manage the Company's cash balances through the current business downturn. However, no assurances can be given that the Company's current cash balances will be sufficient to meet the Company's operating needs through the current business downturn, nor can assurances be given that the Company will be able to maintain a going concern should the downturn in the Company's business be protracted.

  At March 31, 2000, the Company reported a decrease in its contracts in process account which represents costs incurred for studies for which revenues have not been recognized and which are currently underway. Deposits on contracts in process have also decreased indicating a decrease in the number of contracted studies. Prepaid expenses have increased at March 31, 2000, compared to June 30, 1999, due to the timing of payments on certain expense items related to future periods. Changes in these account balances affect the Company's operating cash flow.


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


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

  In December 1999, the Company received a Summons in a Civil Action entitled Altana, Inc. vs. PharmaKinetics Laboratories, Inc. (case number CV-99 7917), as disclosed in the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999. The complaint was filed in the United States District Court for the Eastern District of New York and alleges, among other things, that PharmaKinetics performed certain clinical studies for Altana, Inc., which were deemed unsatisfactory by Altana. The complaint requests damages for five causes of action in an amount exceeding $1 million each, plus legal fees, costs of the action, punitive damages, and other relief deemed proper by the Court. The
Company has entered into a settlement agreement with Altana, Inc.
as of April 17, 2000. The settlement calls for Altana to receive 250,000 shares of a newly created Class B Convertible Preferred Stock and Warrants to purchase 100,000 shares of the Company's Common Stock at $6.00 per share. Altana can elect to exchange shares of the preferred stock for future studies performed by PharmaKinetics.

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



                                   PHARMAKINETICS LABORATORIES, INC.
                                   Registrant



May 15, 2000                       /s/ James M. Wilkinson, II, Ph.D.
------------                       ---------------------------------
Date                               James M. Wilkinson, II, Ph.D.
                                   President and
                                   Chief Executive Officer



May 15, 2000                       /s/ Taryn L. Kunkel
------------                       ---------------------------------
Date                               Taryn L. Kunkel
                                   Vice President and
                                   Chief Financial Officer