Form 10-K
period 2000-06-30
PHARMAKINETICS LABORATORIES INC
filed 2000-09-28
CIK 351506

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 2000    Commission file number 0-11580
                               -------------                           -------


                       PHARMAKINETICS LABORATORIES, INC.
                       ---------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Maryland                                    52-1067519
     --------------------                 ------------------------------------
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

                                     None
                              -------------------
                             (Title of each class)

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
Yes   X    No
    -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a Court.  Yes    X    No
                            ------    ------

As of September 1, 2000, 2,496,129 shares of Common Stock of PharmaKinetics Laboratories, Inc. were outstanding and the aggregate market value of Common Stock (based upon the average bid and asked prices as reported on the OTC Bulletin Board on that date) held by non-affiliates was $1,518,490.

Portions of the registrant's definitive proxy statement for its 2000 annual meeting of stockholders, to be filed pursuant to Regulation 14A on or prior to October 28, 2000, are incorporated into Part III of this report.

                                    PART I

ITEM 1.  BUSINESS

     PharmaKinetics Laboratories, Inc. (the "Company") is a contract research organization ("CRO") providing a range of clinical research and development services to the worldwide pharmaceutical industry and to the biotechnology industry in the development of prescription and non-prescription drug products. The Company also provides bioanalytical laboratory services and management and monitoring of clinical trials conducted at remote sites, including ancillary services such as protocol and case report form design, data management and biostatistics, and regulatory consulting. The Company has historically focused its business development efforts on generic pharmaceutical companies in the United States ("U.S.") and Canada, and has more recently expanded its clients to include several of the innovator pharmaceutical and biotechnology companies. As a result of the increasingly competitive market for its services, the Company has elected to focus its business development efforts in North America.
Business development efforts in Europe became a lower priority in fiscal 1999 and 2000.

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

     At the end of July 1999, the Company received a Warning Letter from the United States Food and Drug Administration ("FDA") regarding the Company's noncompliance with certain required protocols in bioequivalence studies which were conducted prior to fiscal 1999. In the Warning Letter, the FDA advised the Company to take immediate corrective action and that the failure to do so may result in regulatory action. The Company responded to the FDA and has taken the corrective actions it believes necessary to address the issues and concerns raised in the Warning Letter. The Company has also addressed this situation directly with its clients and is undertaking an aggressive effort to regain their confidence. The Company's efforts resulted in an increase in order placement during the quarters ended March 31 and June 30, 2000.

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

     The services provided by the Company and the activities of its clients are ultimately subject to FDA regulation in the U.S. and comparable agencies in other countries. The Company is obligated to comply with FDA requirements governing activities such as obtaining informed consents, verifying qualifications of investigators, complying with Standard Operating Procedures ("SOPs"), reporting adverse reactions to drugs, and maintaining thorough and accurate records. The Company must maintain source documents for each study for specified periods. Such documents are frequently reviewed by the study sponsor during visits to the Company's facility and may be reviewed by the FDA during audits. Non-compliance with FDA regulations can result in the disqualification of data collected during a study.

     At the end of July 1999, the Company received a Warning Letter from the FDA regarding the Company's noncompliance with certain required protocols in bioequivalence studies which were conducted prior to fiscal 1999. In the Warning Letter, the FDA advised the Company to take immediate corrective action and that the failure to do so may result in regulatory action. The Company has responded to the FDA and has taken the corrective actions it believes necessary to address the issues and concerns raised in the Warning Letter.

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

Competition

     The Company competes primarily against other CROs and pharmaceutical companies' own in-house research departments. The CRO industry is highly fragmented, with several "full service" CROs and many small specialty providers. Many of the large full service CROs have substantially greater capital and other resources, are better known, and have more experienced personnel than the Company. The continuing trend towards industry consolidation has resulted in heightened competition among the larger CROs. The Company competes in a specialty niche segment of the overall market where total size and "full service" are less important competitive factors than in the overall CRO industry. Clients choose to use the Company, or a direct competitor, on the basis of prior experience with the Company, its reputation for quality of the service provided, the ability to schedule the specific study in a time frame which meets the client's needs, scientific and technical capability and the price of the services performed. The Company believes it can compete effectively in these areas.

Clients

     The Company has served most of the leading U.S. and Canadian generic drug firms and several of the leading U.S. and European pharmaceutical companies. The Company's clients also include companies which utilize biotechnology and other emerging technologies to develop new drugs.

     The Company has in the past derived, and may in the future derive, a significant portion of its revenue from a relatively limited number of major clients. Concentrations of business in the CRO industry are not uncommon and the Company is likely to experience such concentration in future years. For the year ended June 30, 2000, two clients each contributed in excess of 10% of contract revenue, accounting for 29% of contract revenue. For the years ended June 30, 1999, and 1998, one client contributed in excess of 10% of contract revenue, accounting for 23%, and 19%, respectively, of contract revenue.

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

Export Sales

     The Company conducts studies for a number of companies outside of the U.S., primarily in Canada and Europe, in addition to many domestic companies. This work is billed and paid in U.S. dollars, therefore eliminating currency exchange risk to the Company. The Company's recognized revenue from its clients outside of the United States approximates the following:


                                             Year Ended June 30,
                                        ----------------------------------
                                            2000       1999        1998
                                        ----------  ----------  ----------
Canada                                  $  964,000  $2,679,000  $2,597,000
Europe & other                             402,000     391,000     453,000
                                        ----------  ----------  ----------

Total                                   $1,366,000  $3,070,000  $3,050,000
                                        ==========  ==========  ==========


Backlog

     The Company maintains a backlog of its business, representing studies underway in-house for which revenue has not yet been recognized, and studies that have been awarded to the Company by its various clients, but have yet to begin. At June 30, 2000, the backlog was approximately $7.1 million. At June 30, 1999, the Company's backlog was approximately $5.3 million. The Company expects to recognize revenue from studies included in the June 30, 2000 backlog during fiscal 2001 and future fiscal years.

Employees

     At July 31, 2000, the Company had 113 employees (31 of whom were part-time employees), of which 11 hold Ph.D. or M.D. degrees and 10 others hold advanced degrees. The Company does not have collective bargaining agreements with any of its employees and considers its employee relations to be satisfactory.


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

     In December 1999, the Company received a Summons in a Civil Action entitled Altana, Inc. vs. PharmaKinetics Laboratories, Inc. (Case number CV-99 7917).
The complaint was filed in the United States District Court for the Eastern District of New York and alleged, among other things, that PharmaKinetics performed certain clinical studies for Altana, Inc., which were deemed unsatisfactory by Altana. The Complaint requested damages for five causes of action in an amount exceeding $1 million each, plus legal fees, costs of the action, punitive damages, and other relief deemed proper by the Court. The Company entered into a settlement agreement with Altana, Inc. as of April 17, 2000. The settlement called for Altana to receive 250,000 shares of a newly created Class B Convertible Preferred Stock and warrants to purchase 100,000 shares of the Company's Common Stock at $6.00 per share. Altana can elect to exchange shares of the preferred stock for future studies performed by PharmaKinetics.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to security holders for a vote during the fourth quarter of the fiscal year ended June 30, 2000.


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

                                             Year Ended            Year Ended
                                            June 30, 2000        June 30, 1999
                                            -------------        -------------
     Quarter                                High      Low        High      Low
     -------                                ----      ---        ----      ---

     First                                  $1.44     $.88       $5.00     $2.63
     Second                                  1.31      .63        3.50      1.31
     Third                                   1.38      .78        1.56       .75
     Fourth                                  1.19      .63        1.31       .88

     Such quotations, which have been restated to give effect to the reverse stock split described below, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The approximate number of shareholders of record at September 1, 2000, was 966.

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



ITEM 6:  SELECTED FINANCIAL DATA

                                                             Years ended June 30,
                                     ---------------------------------------------------------------------
                                             2000           1999           1998         1997          1996
                                     ------------   ------------   ------------   ----------   -----------
Revenues                             $  8,023,905   $  9,828,369   $ 12,326,009   $9,597,536   $10,962,160

Net earnings (loss)
 before deemed
   preferred stock dividend           ($2,958,054)   ($1,327,715)  $    622,747    ($109,513)  $   778,895

Deemed preferred stock dividend                 -              -    ($1,020,793)           -             -

Net earnings (loss) applicable to
  common stockholders                 ($2,958,054)   ($1,327,715)     ($398,046)   ($109,513)  $   778,895

Basic earnings (loss) per share            ($1.19)        ($0.53)        ($0.16)      ($0.04)  $      0.32

Basic weighted average
 shares outstanding                     2,496,129      2,493,349      2,440,429    2,439,129     2,439,129

Diluted earnings (loss) per share          ($1.19)        ($0.53)        ($0.16)      ($0.04)  $      0.32

Diluted weighted average
 shares outstanding                     2,496,129      2,493,349      2,440,429    2,439,129     2,470,109

Total assets                         $  6,550,186   $  9,284,954   $ 10,107,478   $5,958,732   $ 6,622,959

Working capital (deficiency)            ($116,650)  $  2,287,456   $  4,082,645   $  282,538   $   411,498

Long-term liabilities                $     62,051   $    142,702   $    235,074   $1,538,945   $ 1,784,876

Stockholders' equity                 $  3,902,627   $  6,587,243   $  7,873,583   $2,438,241   $ 2,547,754

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

     Net earnings have been adjusted for the fiscal year ended June 30, 1998, for a deemed preferred stock dividend, resulting in a net loss applicable to common stockholders. The dividend was computed based on the excess of the fair market value of the Company's Common Stock, into which the Class A Convertible Preferred Stock was convertible, over the purchase price of the Class A Convertible Preferred Stock at the time of issue in 1997. The dividend was recorded for financial reporting purposes only and was not paid to the holders of Class A Convertible Preferred Stock.

     The effect of an April 1998 reverse stock split has been retroactively applied to prior periods presented herein.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, items in the Statements of Operations as percentages of total revenue and the increase (decrease) by each item as a percentage of the amount for the previous period:

                                                       Percentage of        Period to Period
                                                       Total Revenues            Change
                                                  -----------------------   -----------------
                                                                             2000      1999
                                                    Years ended June 30,      Compared to
                                                  -----------------------
                                                    2000   1999    1998       1999     1998
                                                  -----------------------   -----------------
Contract revenue                                    99.2%    97.9%   94.3%    (17.3)%   (17.3)%
License fees                                         0.8      2.1     5.7     (67.9)    (70.0)
                                                  ------   ------   -----   -------   -------
      Total                                        100.0    100.0   100.0     (18.4)    (20.3)
Cost of contracts                                  106.1     82.5    72.5       4.9      (9.2)
                                                  ------   ------   -----   -------   -------
Gross profit                                        (6.1)    17.5    27.5    (128.5)    (49.5)

Research and development                             2.0      5.2     4.6     (69.1)    (10.0)
Selling, general, and administrative                30.7     26.1    17.9      (4.2)     16.2
                                                  ------   ------   -----   -------   -------
Operating income (loss)                            (38.8)   (13.8)    5.0    (127.9)   (321.2)

Interest expense                                    (0.2)    (0.3)   (1.0)    (31.8)    (77.5)
Interest income                                      0.6      1.3     1.2     (60.4)     (8.3)
Loss on disposal of equipment                       (0.4)       -       -     100.0         -
Gain on sale of investments                          1.9        -       -     100.0         -
Write-down of investments                              -     (0.7)      -    (100.0)        -
                                                  ------   ------   -----   -------   -------

Earnings (loss) before taxes                       (36.9)   (13.5)    5.2    (122.8)   (310.4)
Income taxes                                           -        -    (0.1)        -    (100.0)
                                                  ------   ------   -----   -------   -------

Net earnings (loss)                                (36.9)%  (13.5)%   5.1%   (122.8)%  (313.2)%
                                                  ======   ======   =====   =======   =======

     2000 Compared to 1999

          Total revenue, which includes contract revenue and revenue from licensing technologies under special agreements whereby the Company receives license fees based upon the client's actual product sales, decreased 18.4%, from $9.8 million in fiscal 1999 to $8.0 million in fiscal 2000. The decrease resulted from a reduced number of contracts and significantly lower license fee income.

          Contract revenues decreased 17.3% to $8.0 million in fiscal 2000, from $9.6 million in fiscal 1999, primarily as a result of a reduction in revenues of approximately $1.8 million for Phase I and Clinical Trial Management studies, offset by increases in demand for the Company's bioanalytical services. The Company believes that the decrease in revenues in the fiscal year ended June 30, 2000 reflects the downturn in business resulting from receipt of a warning letter in July 1999.

          License fee income of $68,000, from the Company's sole remaining agreement, was recorded in fiscal 2000, compared to $210,000 in fiscal 1999, a decrease of 67.9% due to a decline in the client's sales of its approved drug. In addition, the Company's other license agreement had expired in June 1999, and as a result, the Company received license fees in fiscal 2000 from only one agreement, which is expected to expire in fiscal 2004. The Company believes it is unlikely that its clients will wish to utilize license fee arrangements in the future as compensation for work performed. As a result, contract revenues, rather than licensing income, will continue to be the primary source of revenues.

          The Company's gross profit decreased 128.5% from $1.7 million in fiscal 1999 to ($.5) million in fiscal 2000. As a percentage of revenue, the Company's gross profit decreased from 17.5% in fiscal 1999 to (6.1%) in fiscal 2000, on an 18.4% decrease in total revenue. The decrease in gross profit reflects the fact that, in the short term, the Company's costs are relatively fixed. The Company has continued to invest in personnel and instrumentation on a selective basis, although staffing levels have decreased through normal attrition. The Company's gross profit for fiscal year 1999 included the reversal of an accrued expense totaling $116,000 as a result of a liability which did not materialize, and the recognition of a refund of approximately $122,000 for which expenses had previously been recognized. The Company's gross profit, excluding these adjustments would have decreased 133.1% for the fiscal year ended 2000, compared to fiscal year 1999.

          Selling, general and administrative expenses totaled $2.5 million in fiscal 2000, compared to $2.6 million in fiscal 1999, representing a 4.2% decrease. As a percentage of revenue, selling, general and administrative expenses were 30.7% in fiscal 2000 and 26.1% in fiscal 1999. The decrease is primarily attributed to a restructuring of the Company's business development department and the corresponding loss of one of the Company's executives, offset by increased spending for business development related efforts, a non-recurring item related to the issuance of the Company's Class B Convertible Preferred Stock, spending on the Company's Year 2000 compliance effort, and other non-recurring items. The Company continues to focus its business development efforts on generating revenues from existing and potential clients.

     Research and development expenses decreased 69.1% from $512,000 in fiscal 1999 to $158,000 in fiscal 2000. The decrease in the level of expenditures in fiscal 2000 is primarily attributable to the loss of certain of the Company's research and development staff for which the Company continues to recruit replacements. In addition, the Company has periodically re-deployed certain of its research and development personnel, as well as instruments normally used to conduct research and development, to activities necessary to meet project deadlines for clients. Several of the Company's development efforts in fiscal 2000 have been subsidized by clients for whom sample analysis and method development are contracted services. The Company has continued to invest in its research and development effort in fiscal 2000 to develop methods for utilization in current and future studies related primarily to its LC/MS/MS instrumentation.

     Interest expense decreased by 31.8% from $29,000 in fiscal 1999 to $20,000 in fiscal 2000. The decrease is primarily attributable to the expiration of certain of the Company's capital leases. Interest income decreased 60.4% in fiscal 2000, compared to fiscal 1999, due to the declining cash balances maintained by the Company.

     No provision for income taxes was recorded for fiscal 2000 or fiscal 1999. The Company has available tax loss carryforwards of approximately $7,967,595, which begin expiring in 2006 through 2020, and general business credits of approximately $1,557,822, which begin expiring in 2000 through 2014. Approximately $6,404,154 of the net operating loss carryforwards and general business credits are subject to limitations under Section 382 of the Internal Revenue Code.

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

     Contract revenues decreased 17.3% to $9.6 million in fiscal 1999, from $11.6 million in fiscal 1998, primarily as a result of a reduction in revenues of approximately $3.2 million for Phase I and bioequivalence studies. The Company believes that the decline in revenue for its Phase I and bioequivalence services was the result of an increasingly competitive market for its services. This decrease was offset by an increase in revenues for Clinical Trials Management studies of approximately $1.1 million.

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

     The Company's gross profit decreased 49.5% from $3.4 million in fiscal 1998 to $1.7 million in fiscal 1999. As a percentage of revenue, the Company's gross profit decreased from 27.5% in fiscal 1998 to 17.5% in fiscal 1999, on a 20.3% decrease in total revenue. The decrease in gross profit was reflective of the fact that the Company's costs are relatively fixed and investment in personnel and instrumentation has been ongoing to improve the Company's long term competitive position. As a result, staffing remained at levels comparable to the prior year despite decreases in revenue. The Company's gross profit for fiscal year 1999 included the reversal of an accrued expense totaling $116,000 as a result of a liability which did not materialize, and the recognition of an expected refund of approximately $122,000 for which expenses had previously been recognized. The Company's gross profit, excluding these adjustments, would have decreased 56.5% for the fiscal year ended 1999, compared to fiscal year 1998.

     Selling, general and administrative expenses totaled $2.6 million in fiscal 1999, compared to $2.2 million in fiscal 1998, representing a 16.2% increase.
As a percentage of revenue, selling, general and administrative expenses were 26.1% in fiscal 1999 and 17.9% in fiscal 1998. The increase was attributable to the implementation of the Company's plan to enhance its sales and marketing efforts through the development and introduction of new marketing materials, the addition of new business development personnel and the resulting increase in travel expenditures necessary to have these individuals visit existing and potential clients from whom the Company wishes to generate revenue.

     Research and development expenses decreased 10.0% from $568,000 in fiscal 1998 to $512,000 in fiscal 1999. The decrease in the level of expenditures in fiscal 1999 was primarily attributable to the loss of certain of the Company's research and development staff for which the Company is currently recruiting replacements. The Company continued to invest in its research and development effort in fiscal 1999 to develop methods for utilization in current and future studies related primarily to its LC/MS/MS instrumentation. In October 1998, the Company acquired the fourth of these instruments.

     Interest expense decreased by 77.5% from $129,000 in fiscal 1998 to $29,000 in fiscal 1999. The decrease was primarily attributable to the Company's elimination of its bank debt in February 1998. Interest income decreased 8.3% in fiscal 1999, compared to fiscal 1998, due to the declining cash balances maintained by the Company. The cash balances declined due to continued investment in property and equipment, especially in the Company's laboratory.

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

YEAR 2000

     As of December 31, 1999, the Company had completed its Year 2000 compliance program, replaced or remediated computer systems and related software for continued operation in the Year 2000, and identified alternative sources for its key vendors. The activities encompassed all major categories of systems used by the Company, including laboratory instrumentation, clinical systems, building systems, and sales and finance systems, among others. In some instances, the installation of new software and hardware in the normal course of business was accelerated to also afford a solution to Year 2000 issues. The Company invested approximately $439,000 in a new Laboratory Information Management System ("LIMS") and ancillary data acquisition system, which was fully operational as of December 31, 1999. Other Year 2000 spending totaled approximately $66,000.

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

LIQUIDITY AND CAPITAL RESOURCES

     On June 30, 2000, the Company had cash and equivalents of $346,574 compared to $2,233,198 at June 30, 1999. The decrease in cash resulted primarily from the Company's net loss from operations for fiscal year 2000, which was attributable to the loss of revenues resulting from the effect of the warning letter received in July 1999. Changes in the Company's operating accounts and investment in equipment for utilization in the Company's operations adversely affected the Company's cash position. The Company invested $354,983 for capital purchases, all of which was paid in cash.

     The Company's primary source of funds is cash flow from operations, which decreased by $1,636,074 in fiscal 2000 from fiscal 1999, principally as a result of the Company's 2000 results of operations as compared to 1999. Through August 1999, the Company also had available a $500,000 line of credit from Allfirst Bank, which had not been drawn upon. Terms of the credit facility provided for interest at the greater of the Bank's prime rate or the daily adjusting rate of the one month London Interbank Offered Rate, plus 215 basis points. The borrowing agreement was collateralized by substantially all of the Company's assets, placed restrictions on borrowings and investments, and required maintenance of specified amounts of net worth and minimum financial ratios. At June 30, 1999, the Company was not in technical compliance with its minimum net worth covenant requirement of $6,700,000. On September 3, 1999, the Company elected to voluntarily terminate its line of credit with Allfirst Bank, due to the fact that the Company had not drawn upon the credit facility and did not plan to draw upon it in the near future. The Company's decision was also driven by the desire to reduce the internal costs associated with continued measurement and reporting of its restrictive covenants and to avoid those costs associated with a compliance waiver. To conserve cash, the Company has initiated cost cutting measures and is taking other appropriate steps to manage the Company's cash balances. Although the Company has seen an increase in its order placements, no assurances can be given that the Company's current cash balances will be sufficient to meet the Company's ongoing operating needs.

     At June 30, 2000 the Company's account balances for accounts receivable, contracts in process and deposits on contract in process, as compared to June 30, 1999, decreased primarily due to the overall decreases in the levels of business as evidenced by the Company's operating performance for fiscal 2000. In addition, other assets have decreased primarily due to the sale of the Company's holdings of 44,642 shares of common stock of Hybridon, Inc. (OTCBB:HYBN), generating cash proceeds of $177,874 and a gain of $154,158. The Company continues to hold 11,161 warrants to acquire common stock of Hybridon, Inc., which expire on May 4, 2003 and are not subject to a call provision. The Company had acquired the stock and warrants in fiscal 1998 in exchange for an account receivable in the amount of $89,284.

     As of June 30, 2000, the Company's stockholders' equity totaled $3,902,627 compared to $6,587,243 at June 30, 1999. The Company had a deficiency in working capital of $116,650 at June 30, 2000, compared to working capital of $2,287,456 at June 30, 1999. The decrease in working capital primarily reflects the decrease in cash balances caused by the Company's net loss from operations.

     Management's plans to overcome the recent difficulties include increasing the Company's sales efforts to generate additional business volume and to monitor expenses. The Company is also looking to sublet a portion of its building to generate additional income. The Company believes that it has experienced the majority of the negative effects related to the Warning Letter, which is evidenced by the $1,227,457 or 144% increase in revenues from the quarter ended March 31, 2000 to June 30, 2000. The Company believes that the results from operations will be sufficient to support the Company's liquidity requirements through June 30, 2001 and beyond.

RISK FACTORS AND CERTAIN FORWARD-LOOKING INFORMATION

     Certain statements in this Management's Discussion and Analysis and elsewhere in this 2000 Annual Report on Form 10-K are forward-looking statements based on current expectations, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties include those set forth under the following captions. Other more general factors that could cause or contribute to such differences include, but are not limited to, general economic conditions, conditions affecting the pharmaceutical industry, and consolidation resulting in increased competition within the Company's market.



     Warning Letter

     At the end of July 1999, the Company received a Warning Letter from the United States Food and Drug Administration ("FDA") regarding the Company's noncompliance with certain required protocols in bioequivalence studies which were conducted prior to fiscal 1999. In the Warning Letter, the FDA advised the Company to take immediate corrective action and that the failure to do so may result in regulatory action. The Company has responded to the FDA and has taken the corrective actions it believes necessary to address the issues and concerns raised in the Warning Letter. In the event that the FDA is not satisfied with the Company's response or corrective actions, it could take further regulatory action. The receipt of this letter has had, and any further regulatory action could have, a material adverse effect on the Company's ability to market its services and obtain new business. The resulting downturn in business has negatively affected, and could continue to negatively affect, the Company's financial condition and results of operations.

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

     Dependence of the Company on Certain Clients

     The Company has in the past derived, and may in the future derive, a significant portion of its revenue from a relatively limited number of major clients. Concentrations of business in the CRO industry are not uncommon and
the Company is likely to experience such concentration in future years.   For
the year ended June 30, 2000, two clients each contributed in excess of 10% of contract revenue, accounting for 29% of contract revenue. For the years ended June 30, 1999, and 1998, one client contributed in excess of 10% of contract revenue, accounting for 23%, and 19%, respectively, of contract revenue.

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

     Competition and Consolidation within the Company's Market

     The Company competes primarily against other CROs and pharmaceutical companies' own in-house research departments. The CRO industry is highly fragmented, with several "full service" CROs and many small specialty providers. Many of the large full service CROs have substantially greater capital and other resources, are better known, and have more experienced personnel than the Company. The continuing trend towards industry consolidation has resulted in heightened competition among the larger CROs. This consolidation has generated increased competition for clients and placed pressures on small specialty providers. The Company competes in a specialty niche segment of the overall market where total size and "full service" are less important competitive factors than in the overall CRO industry. Clients choose to use the Company, or a direct competitor, on the basis of prior experience with the Company, its reputation for quality of the service provided, the ability to schedule the specific study in a time frame which meets the client's needs, scientific and technical capability and the price of the services performed. This may lead to price and other forms of competition that may have a material adverse effect on the Company and its results of operations.

     Sufficiency of Cash Balances

     The Company's primary source of funds is cash flow from operations. To conserve cash the Company has initiated cost cutting measures and is taking other appropriate steps to manage the Company's cash balances. However, no assurances can be given that the Company's current cash balances will be sufficient to meet the Company's ongoing operating needs. While the Company has seen an increase in its order rate, another business downturn would adversely affect the Company's cash balances. Therefore, no assurances can be given that the Company will be able to maintain a going concern should a downturn in the Company's business be protracted.

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

PricewaterhouseCoopers LLP



                       REPORT OF INDEPENDENT ACCOUNTANTS
                                  __________

To the Board of Directors and Stockholders of PharmaKinetics Laboratories, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 35 present fairly, in all material respects, the financial position of PharmaKinetics Laboratories, Inc. and its subsidiary at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 35 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP
------------------------------

PricewaterhouseCoopers LLP

Baltimore, Maryland
September 21, 2000

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       PHARMAKINETICS LABORATORIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Years ended June 30,
                                                -------------------------------------------
                                                    2000            1999           1998
                                                ------------    ------------   ------------
Revenues                                        $  8,023,905    $  9,828,369   $ 12,326,009

Cost of contracts                                  8,513,540       8,112,227      8,930,681
                                                ------------    ------------   ------------

  Gross profit                                      (489,635)      1,716,142      3,395,328


Selling, general and administrative expenses       2,462,011       2,568,900      2,210,137
Research and development expenses                    158,255         511,681        568,444
                                                ------------    ------------   ------------

  Earnings (loss) from operations                 (3,109,901)     (1,364,439)       616,747

Interest expense                                     (19,813)        (29,057)      (128,970)
Interest income                                       51,989         131,349        143,170
Loss on disposal of equipment                        (34,487)              -              -
Gain on sale of investments                          154,158               -              -
Write-down of investment                                   -         (65,568)             -
                                                ------------    ------------   ------------

  Earnings (loss) before income taxes             (2,958,054)     (1,327,715)       630,947

Provision for income taxes                                 -               -          8,200
                                                ------------    ------------   ------------

  Net earnings (loss)                             (2,958,054)     (1,327,715)       622,747

Deemed preferred stock dividend                            -               -     (1,020,793)
                                                ------------    ------------   ------------
 Net earnings (loss) applicable
  to common stockholders                        $ (2,958,054)   $ (1,327,715)  $   (398,046)
                                                ============    ============   ============

Basic earnings (loss) per share                 $      (1.19)   $      (0.53)  $      (0.16)
                                                ============    ============   ============

Basic weighted average shares outstanding          2,496,129       2,493,349      2,440,429
                                                ============    ============   ============

Diluted earnings (loss) per share               $      (1.19)   $      (0.53)  $      (0.16)
                                                ============    ============   ============

Diluted weighted average shares outstanding        2,496,129       2,493,349      2,440,429
                                                ============    ============   ============

________________________________________________________________________________
See notes to consolidated financial statements.

                       PHARMAKINETICS LABORATORIES, INC.
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                 Years ended June 30,
                                        ---------------------------------------
                                            2000           1999         1998
                                        -----------     -----------   ---------
Net earnings (loss)                     $(2,958,054)    $(1,327,715)  $ 622,747

Other comprehensive income:

 Unrealized gain (loss) on investment             -         (21,625)     21,625
                                        -----------     -----------   ---------

Comprehensive income (loss)             $(2,958,054)    $(1,349,340)  $ 644,372
                                        ===========     ===========   =========

________________________________________________________________________________
See notes to consolidated financial statements.

                       PHARMAKINETICS LABORATORIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                        June 30,
                                                             ------------------------------
                                                                 2000              1999
                                                             ------------      ------------
ASSETS
Current Assets:
 Cash and equivalents                                        $    346,574      $  2,233,198
 Accounts receivable, net                                       1,161,169         1,518,030
 Contracts in process                                             737,635           849,768
 Prepaid expenses                                                 223,480           241,469
                                                             ------------      ------------
    Total Current Assets                                        2,468,858         4,842,465

Property, plant and equipment, net                              3,992,016         4,324,543
Other assets                                                       89,312           117,946
                                                             ------------      ------------

    Total Assets                                             $  6,550,186      $  9,284,954
                                                             ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable and accrued expenses                       $  1,245,032      $  1,073,455
 Deposits on contracts in process                               1,340,476         1,481,554
                                                             ------------      ------------
    Total Current Liabilities                                   2,585,508         2,555,009

Other liabilities                                                  62,051           142,702
                                                             ------------      ------------

    Total Liabilities                                           2,647,559         2,697,711
                                                             ------------      ------------

Commitments and Contingent Liabilities

Stockholders' Equity:
Preferred Stock, no par value; authorized 1,500,000 shares
 Class A Convertible Preferred Stock, no par value;
   issued and outstanding, 833,300 shares                       4,937,500         4,937,500
 Class B Convertible Preferred Stock, no par value;
   issued and outstanding, 250,000 shares                         273,438                 -
 Common Stock, $.005 par value; authorized,
   10,000,000 shares; issued and outstanding,
   2,496,129 shares                                                12,481            12,481
 Additional paid-in capital                                    11,929,886        11,929,886
 Accumulated deficit                                          (13,250,678)      (10,292,624)
                                                             ------------      ------------

    Total Stockholders' Equity                                  3,902,627         6,587,243
                                                             ------------      ------------

    Total Liabilities and Stockholders' Equity               $  6,550,186      $  9,284,954
                                                             ============      ============

________________________________________________________________________________
See notes to consolidated financial statements.

                       PHARMAKINETICS LABORATORIES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                 Years ended June 30,
                                                      ------------------------------------------
                                                          2000           1999           1998
                                                      ------------   ------------   ------------
CLASS A CONVERTIBLE PREFERRED STOCK
Balance, beginning of year                            $  4,937,500   $  4,937,500   $          -
Stock issued (833,300 shares)                                    -              -      4,937,500
                                                      ------------   ------------   ------------
Balance, end of year                                     4,937,500      4,937,500      4,937,500
                                                      ------------   ------------   ------------

CLASS B CONVERTIBLE PREFERRED STOCK
Balance, beginning of year                            $          -   $          -   $          -
Stock issued (250,000 shares)                              273,438              -              -
                                                      ------------   ------------   ------------
Balance, end of year                                       273,438              -              -
                                                      ------------   ------------   ------------

COMMON STOCK
Balance, beginning of year                                  12,481         12,281         12,196
Exercise of stock options
      (0, 40,000, and 16,960 shares, respectively)               -            200             85
                                                      ------------   ------------   ------------
Balance, end of year                                        12,481         12,481         12,281
                                                      ------------   ------------   ------------

(Shares outstanding: 2,496,129 at June 30, 2000
 and 1999; and 2,456,129 at June 30, 1998)

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year                              11,929,886     11,867,086     12,013,701
Preferred stock issue costs                                      -              -       (254,114)
Common stock warrants issued                                     -              -         62,500
Exercise of stock options                                        -         62,800         44,999
                                                      ------------   ------------   ------------
Balance, end of year                                    11,929,886     11,929,886     11,867,086
                                                      ------------   ------------   ------------

ACCUMULATED DEFICIT
Balance, beginning of year                             (10,292,624)    (8,964,909)    (9,587,656)
Net earnings (loss)                                     (2,958,054)    (1,327,715)       622,747
                                                      ------------   ------------   ------------
Balance, end of year                                   (13,250,678)   (10,292,624)    (8,964,909)
                                                      ------------   ------------   ------------

ACCUMULATED COMPREHENSIVE INCOME                                 -              -         21,625
                                                      ------------   ------------   ------------

TOTAL STOCKHOLDERS' EQUITY                            $  3,902,627   $ 6,587,243    $  7,873,583
                                                      ------------   ------------   ------------

________________________________________________________________________________
See notes to consolidated financial statements.

                       PHARMAKINETICS LABORATORIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Years ended June 30,
                                                            ------------------------------------------
                                                                2000           1999          1998
                                                            ------------   ------------   ------------
Cash flows from operating activities:
  Net earnings (loss)                                        ($2,958,054)   ($1,327,715)  $   622,747

  Adjustments to reconcile net earnings (loss)
    to net cash provided (used) by operating activities:
    Depreciation and amortization                                653,023        605,635       531,330
    Issuance of preferred stock in settlement of lawsuit         273,438              -             -
   Gain on sale of investment                                   (154,158)             -             -
   Loss on disposal of equipment                                  34,487              -             -
    Bad debt expense                                                   -         86,600       150,000
    Write-down of investment                                           -         65,568             -
    Changes in operating assets and liabilities:
      Accounts receivable, net                                   356,861        127,223      (956,599)
      Contracts in process                                       112,133       (109,684)     (236,921)
      Prepaid expenses and other assets                           22,907          8,054      (112,894)
      Accounts payable and accrued expenses                      183,299        163,702       (10,026)
      Deposits on contracts in process                          (141,078)       399,549       219,733
                                                            ------------   ------------   -----------
Net cash provided (used) by operating activities              (1,617,142)        18,932       207,370
                                                            ------------   ------------   -----------

Cash flows from investing activities:
 Proceeds from sale of investment                                177,874              -             -
 Payment for purchases of property and equipment                (354,983)    (1,107,805)     (359,406)
                                                            ------------   ------------   -----------
Net cash used by investing activities                           (177,109)    (1,107,805)     (359,406)
                                                            ------------   ------------   -----------

Cash flows from financing activities:
 Proceeds from issuance of preferred stock, net                        -              -     4,683,386
 Proceeds from issuance of warrants                                    -              -        62,500
 Payments on long-term debt                                            -              -    (1,706,819)
 Payments for capital lease obligations                          (92,373)       (99,435)     (129,649)
 Proceeds from exercise of stock options                               -         63,000        45,084
                                                            ------------   ------------   -----------
Net cash provided (used) by financing activities                 (92,373)       (36,435)    2,954,502
                                                            ------------   ------------   -----------

Increase (decrease) in cash and equivalents                   (1,886,624)    (1,125,308)    2,802,466
Cash and equivalents, beginning of year                        2,233,198      3,358,506       556,040
                                                            ------------   ------------   -----------
Cash and equivalents, end of year                           $    346,574   $  2,233,198   $ 3,358,506
                                                            ============   ============   ===========
Non-cash investing and financing transactions:
 Equipment acquired through capital leases                             -              -   $   340,165
 Conversion of account receivable to investment                        -              -   $    89,284
 Deemed preferred stock dividend                                       -              -   $ 1,020,793

________________________________________________________________________________
See notes to consolidated financial statements.

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

     The Company operates principally in one industry segment, the testing and related research of pharmaceutical products. Revenues include contract revenue and revenue from licensing technologies under special agreements whereby the Company receives license fees based upon the clients' actual product sales. In fiscal year 2000, the Company had one license fee agreement from which it received license fee income. This license fee income, based on the client's sales of approved drugs, will continue through the expiration of the license fee agreement in fiscal 2004. In fiscal years 1999 and 1998, the Company received license fees from two additional license fee arrangements, one of which expired in October 1997 and the other in June 1999. License fee income of $67,579, $210,648, and $702,798, was recorded during fiscal years ended June 30, 2000, 1999, and 1998, respectively.

B.   FINANCIAL RESULTS AND LIQUIDITY

     The Company incurred net losses of $2,958,054 and $1,327,715 in fiscal 2000 and 1999, respectively. The growth in these losses primarily resulted from the loss of sales that occurred after the Company received a warning letter from the United States Food and Drug Administration ("FDA") in July 1999. The Company has relatively fixed costs, which contributed substantially to the losses incurred by the Company in fiscal 2000 and 1999.

     The Warning Letter cited the Company's noncompliance with certain required protocols in bioequivalence studies which were conducted prior to fiscal 1999. The FDA advised the Company to take immediate corrective action and that the failure to do so may result in regulatory action. The Company responded to the FDA and has taken the corrective actions it believes necessary to address the issues and concerns raised in the Warning Letter.

     The Company's cash balance decreased from $2,233,198 at June 30, 1999 to $346,574 at June 30, 2000. During fiscal 2000, the Company sold investments, which resulted in cash proceeds of $177,874 to the Company. At June 30, 1999, the Company was not in compliance with the covenants of its credit facility, and elected to terminate its line of credit. The Company does not have a line of credit at June 30, 2000. In the absence of long-term financial support, there can be no assurance that additional financing can be obtained from conventional sources.

     Management's plans to overcome the recent difficulties include increasing the Company's sales efforts to generate additional business volume and to monitor expenses. The Company is also looking to sublet a portion of its building to generate additional income. The Company believes that it has experienced the majority of the negative effects related to the Warning Letter, which is evidenced by the $1,227,457 or 144% increase in revenues from the quarter ended March 31, 2000 to June 30, 2000. The Company believes that the results from operations will be sufficient to support the Company's liquidity requirements through June 30, 2001 and beyond.

C.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     For the year ended June 30, 2000, two clients each contributed in excess of 10% of contract revenue, accounting for 29% of contract revenue. For the years ended June 30, 1999 and 1998, one client contributed in excess of 10% of contract revenue, accounting for 23% and 19% of contract revenue, respectively.

     The Company conducts studies for a number of companies outside of the U.S., primarily in Canada and Europe, in addition to many domestic companies. This work is billed and paid in U.S. dollars, so there is no currency exchange risk to the Company. The Company's recognized revenue from its clients outside of the United States approximates the following:

                                                Year Ended June 30,
                                        ----------------------------------
                                           2000        1999        1998
                                        ----------  ----------  ----------
Canada                                  $  964,000  $2,679,000  $2,597,000
Europe & other                             402,000     391,000     453,000
                                        ----------  ----------  ----------
Total                                   $1,366,000  $3,070,000  $3,050,000
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

     Diluted EPS reflects the potential dilution to EPS that could occur upon conversion or exercise of securities, options or other such items, to common shares using the treasury stock method based upon the weighted average fair value of the Company's common stock during the period. The Company's Class A Convertible Preferred Stock, Class B Convertible Preferred Stock, warrants to acquire common stock, outstanding stock options granted under the Company's stock option plans and other options granted outside of the Company's plans are considered common stock equivalents for the purpose of the diluted earnings
(loss) per share data; however, they are excluded from the calculations for fiscal 2000, 1999 and 1998 because the effect of their inclusion would be anti-dilutive.

     For fiscal years 2000, 1999 and 1998, dilutive common stock equivalents would have totaled 1,750,962, 1,682,696, and 1,056,443, respectively, of which 1,393, 16,096, and 188,898, respectively, related to outstanding options.

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

     Five of the Company's clients accounted for 75.3% of the outstanding accounts receivable balance at June 30, 2000. In addition, 25.6% of the outstanding accounts receivable balance at June 30, 2000 was from clients outside of the U.S.

Investment

     The Company's investment, which was sold in fiscal year 2000, was considered available for sale and recorded at market value for the fiscal years ended June 30, 1999 and 1998. Fluctuations in the market value of the investment were reported as unrealized holding gains or losses as a separate component in stockholders' equity. Declines considered to be other than temporary were reflected as write-downs in the Statements of Operations.

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

D.   ACCOUNTS RECEIVABLE

     Accounts receivable at June 30, 2000 is shown net of an allowance for doubtful accounts of $47,962. Accounts receivable at June 30, 1999 is shown net of an allowance for doubtful accounts of $150,000.


E.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, at June 30, is summarized as follows:

                                     2000          1999
                                  -----------   -----------
Land                              $   200,000   $   200,000
Building and improvements           3,109,431     3,098,720
Furniture and equipment             3,899,582     3,872,877
                                  -----------   -----------
                                    7,209,013     7,171,597
Less: accumulated depreciation
 and amortization                  (3,216,997)   (2,847,054)
                                  -----------   -----------
                                  $ 3,992,016   $ 4,324,543
                                  ===========   ===========

     Assets held under capital lease at June 30, 2000 and 1999, were $340,165 and $394,005, respectively. Accumulated depreciation of assets held under capital lease at June 30, 2000 and 1999, was $170,082 and $128,969, respectively.

     During fiscal year 2000, the Company wrote off certain fully depreciated assets and other obsolete equipment for which a loss of $34,487 was recorded. The historical cost basis of these assets was $317,568.

F.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     At June 30, accounts payable and accrued expenses consisted of the following:

                                            2000       1999
                                        -----------  ----------
Trade accounts payable                   $  597,477  $  538,913
Accrued payroll and related expenses        140,175     275,920
Other accrued expenses                      507,380     258,622
                                         ----------  ----------
                                         $1,245,032  $1,073,455
                                         ==========  ==========

G.   OTHER ASSETS

     At June 30, 1999, the Company held 44,642 shares of common stock and warrants to acquire 11,161 shares of common stock, at an exercise price of $2.40 per share, of Hybridon, Inc. (OTCBB:HYBN) with a carrying value of $23,716. The carrying value of the stock was determined by the average of the bid and ask prices of the stock as reported by the National Quotation Bureau on June 30, 1999, which was $0.53 per share. The Company received the stock and warrants in fiscal 1998 in exchange for an account receivable in the amount of $89,284. The warrants expire on May 4, 2003 and are not subject to a call provision.

     At June 30, 1999, the market value of the Hybridon Stock was less than the adjusted cost basis of $89,284. The difference of $65,568 was recorded as a write-down of the investment and was reflected in the Consolidated Statements of Operations, as the impairment of such investment was considered to be other than temporary.

     During fiscal year 2000, the Company liquidated its common stock holdings in Hybridon, Inc. generating cash proceeds of $177,874 and a gain on the sale of $154,158.



H.   DEBT

     Through August 1999, the Company had available a $500,000 working capital borrowing facility, from Allfirst Bank, which was unused at June 30, 1999.
Terms of the credit facility provided for interest at the greater of the Bank's prime rate or the daily adjusting rate of the one month London Interbank Offered Rate, plus 215 basis points. The borrowing agreement was collateralized by substantially all of the Company's assets, placed restrictions on borrowings and investments, and required maintenance of specified amounts of net worth and minimum financial ratios. At June 30, 1999, the Company was not in technical compliance with its minimum net worth covenant requirement of $6,700,000.

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

     Cash payments for interest were $19,277, $28,556, and $132,495, in fiscal years 2000, 1999, and 1998, respectively.


I.   INCOME TAXES

     The Company's expense for income taxes in fiscal year 1998 resulted from the impact of alternative minimum tax charges.

     Deferred tax balances are comprised of the following:

                                            June 30,
                                     -------------------------
                                         2000           1999
                                     -----------   -----------
Deferred tax assets:
 Accounts receivable                 $    18,705   $    58,500
 Property, plant and equipment           (99,677)      136,690
 Accrued liabilities                     130,927        37,283
 Net operating loss carryforwards      3,910,034     2,691,185
 Alternative minimum tax credits           4,095        16,529
 General business credits              1,557,822     1,514,503
                                     -----------   -----------
Total deferred tax assets              5,521,906     4,454,690
Less:  valuation allowance            (5,521,906)   (4,454,690)
                                     -----------   -----------

Deferred income taxes                $         -   $         -
                                     ===========   ===========

     Based on the weight of evidence available at June 30, 2000 and 1999, in management's opinion, a full valuation allowance is required to be recorded against the Company's deferred income tax assets.

     At June 30, 2000, the Company had tax loss carryforwards of approximately $7,967,595, which begin expiring in 2006 through 2020, and general business credits of approximately $1,557,822 which begin expiring in 2000 through 2014. Approximately $6,404,154 of the net operating loss carryforwards and general business credits are subject to limitations under Section 382 of the Internal Revenue Code.

     The principal differences between the actual effective tax rate and the statutory federal tax rate are as follows:



                                                  Year ended June 30,
                                               ------------------------
                                                2000     1999     1998
                                               ------   ------   ------
Statutory rate                                  (34.0)%  (34.0)%   34.0%
State income taxes - net of federal benefit      (4.9)    (4.9)     4.9
Alternative minimum tax                             -        -      2.0
Alternative minimum tax credits                     -        -      (.7)
Loss carryforwards                               38.9     38.9    (38.9)
                                               ------   ------   ------

Effective rate                                      -%       - %    1.3 %
                                               ======   ======   ======

     The Company made cash payments for income taxes in the fiscal years ended June 30, 2000, 1999, and 1998, in the amounts of $0, $4,200, and $3,000, respectively.

     The components of the Company's current and deferred income tax provisions are as follows:

                                          Year ended  June 30,
                                     ----------------------------
                                       2000      1999      1998
                                     -------   -------   --------
Current provision
 Federal                             $     -   $     -   $  8,200
 State                                     -         -          -
                                     -------   -------   --------
Total current                        $     -   $     -   $  8,200
                                     =======   =======   ========

Deferred provision
 Federal                             $     -   $     -   $      -
 State                                     -         -          -
                                     -------   -------   --------
Total deferred                       $     -   $     -   $      -
                                     =======   =======   ========

J. COMMITMENTS AND CONTINGENT LIABILITIES

Leases

     Lease expense for all operating leases, including leases with terms of less than one year, amounted to $84,100, $195,400, and $215,100, for the years ended June 30, 2000, 1999, and 1998, respectively. The future expected payout of operating leases with terms in excess of one year is as follows:

                    Year ending June 30,
                    --------------------

                          2001                      35,215
                          2002                      25,478
                          2003                      23,642
                          2004                      12,911
                          2005                       3,568
                                                 ---------
                                                 $ 100,814
                                                 =========

     The Company has capital lease arrangements for the purchase of laboratory instrumentation, which includes one LC/MS/MS, in the aggregate amount of $340,165. The current and long-term portions of the capital lease obligations are in accounts payable and accrued expenses and other liabilities, respectively. The future expected payout of this capital lease is as follows:

                        Year ending June 30,
                        --------------------
                                2001                98,296
                                2002                54,426
                        less: interest portion     (10,018)
                                                 ---------
                                                 $ 142,704
                                                 =========

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

     In December 1999, the Company received a Summons in a Civil Action entitled Altana, Inc. Vs. PharmaKinetics Laboratories, Inc. (Case number CV-99 7917).
The complaint was filed in the United States District Court for the Eastern District of New York and alleges, among other things, that PharmaKinetics performed certain clinical studies for Altana, Inc., which were deemed unsatisfactory by Altana. The Complaint requested damages for five causes of action in an amount exceeding $1 million each, plus legal fees, costs of the action, punitive damages, and other relief deemed proper by the Court. The Company entered into a settlement agreement with Altana, Inc. as of April 17, 2000. The settlement called for Altana to receive 250,000 shares of a newly created Class B Convertible Preferred Stock and warrants to purchase 100,000 shares of the Company's Common Stock at $6.00 per share. Altana can elect to exchange shares of the preferred stock for future studies performed by PharmaKinetics.

Warning Letter

     At the end of July 1999, the Company received a Warning Letter from the United States Food and Drug Administration ("FDA") regarding PharmaKinetics' noncompliance with certain required protocols in bioequivalence studies which were conducted prior to fiscal 1999. In the Warning Letter, the FDA advised PharmaKinetics to take immediate corrective action and that the failure to do so may result in regulatory action. The Company has responded to the FDA and has taken the corrective actions it believes necessary to address the issues and concerns raised in the Warning Letter.


K. CAPITAL STOCK AND STOCK PLANS

Preferred Stock and Warrants

     The Board of Directors is authorized to issue up to 1,500,000 shares of preferred stock at such time or times, in such series, with such designations, preferences, or other special rights, as it may determine.

     On December 23, 1997, the Company issued 833,300 shares of a newly created Class A Convertible Preferred Stock and warrants to purchase 1,250,000 shares of the Company's Common Stock, and entered into a Registration Rights Agreement and Technology Sharing Agreement in connection therewith, to investors including certain affiliates of Aster.Cephac S.A. and CAI Advisors & Co. (collectively, the "Purchasers"). The securities were issued pursuant to a Preferred Share and Warrant Purchase Agreement dated as of December 4, 1997. The Purchasers own approximately 43% of the Company's voting securities without giving effect to the possible exercise of warrants, or approximately 56% of the Company's voting securities if all the warrants are exercised.

     The Agreement provided for the sale to the Purchasers of a total of 833,300 shares of Class A Convertible Preferred Stock for $4,937,500 or $5.925 per share. The Preferred Stock is convertible at any time into shares of Common Stock at a conversion ratio of one (1) share of Preferred Stock for two point one seven (2.17) shares of Common Stock. The conversion ratio is subject to adjustment under certain circumstances to prevent dilution. In the event of liquidation of the Company, the holders of the shares of Preferred Stock who do not convert their shares into Common Stock are entitled to receive $5.925 per share, prior to any distributions being made to the holders of any other class or series of the Company's capital stock.

     In addition, the Agreement provided for the sale to the Purchasers, for $62,500, of warrants to purchase 1,250,000 shares of Common Stock. The warrants are fully exercisable at $6.00 per share and expire on December 23, 2000.

     On April 17, 2000, the Company issued 250,000 shares of a newly created Class B Convertible Preferred Stock and warrants to purchase 100,000 shares of the Company's Common Stock to Altana, Inc. The securities were issued pursuant to a Settlement Agreement with Altana, Inc., which was issued in response to a Summons in a Civil Action entitled Altana, Inc. vs. PharmaKinetics Laboratories, Inc. (Case number CV-99 7917) received by the Company in December 1999. The Preferred Stock is convertible at any time into shares of Common Stock at a conversion ratio of one (1) share of Preferred Stock for one (1) share of Common Stock. The conversion ratio is subject to adjustment under certain circumstances to prevent dilution. There are no liquidation preferences. The warrants are fully exercisable at $6.00 per share and expire on April 17, 2003. Altana can elect to exchange shares of the preferred stock for future studies performed by PharmaKinetics.

     Net earnings have been adjusted for the fiscal year ended June 30, 1998, for the deemed preferred stock dividend, resulting in a net loss applicable to common stockholders. The dividend was computed based on the excess of the fair market value of the Company's Common Stock, into which the Class A Convertible Preferred Stock was convertible, over the purchase price of the Class A Convertible Preferred Stock at the time of issue in 1997. The dividend was recorded for financial reporting purposes only and was not paid to the holders of Class A Convertible Preferred Stock.

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

Stock Option Plans

     The Company has stock option plans under which incentive and non-qualified stock options may be granted to key employees. As of June 30, 2000, the plans provide for the delivery of up to 326,430 shares of common stock upon exercise of outstanding options granted, of a total of 602,180 options authorized for issuance under the plans, at no less than the fair market value of the shares on the date of grant. Options may be granted for terms up to but not exceeding ten years and are generally fully vested after four years from the date granted.

     In November 1996, the Board of Directors elected to discontinue cash compensation for its non-employee directors and to adopt a Non-Employee Directors Stock Option Plan (the "1996 Plan") effective November 25, 1996. The 1996 Plan was amended by resolution of the Board of Directors on January 20, 1998 in order to increase the number of shares of Common Stock subject to options available for grant under the 1996 Plan. Each non-employee director shall be granted options to purchase 24,000 shares of the Company's Common Stock, at the fair market value of the stock on the effective date of the grant, which shall vest in four equal installments over four years. The first year's grant will be pro-rated for directors joining the Board after the effective date. The first installment shall vest on the effective date of the grant. Thereafter, on the date of each of the next three annual meetings of stockholders at which elections to the Board are conducted, an installment of 6,000 shares shall vest in each serving director who is reelected to the Board. The 1996 Plan, as amended, shall be administered by the Board or the Compensation Committee established by the Board and provides that the number of shares of Stock that may be issued pursuant to options granted under the 1996 Plan shall not exceed in the aggregate 200,000 shares. As of June 30, 2000, there were 102,500 options outstanding, 78,500 of which were exercisable, but not exercised, and 85,500 options were available for future issuance under the 1996 Plan. To date, 12,000 options have been exercised. The 1996 Plan was ratified by the Company's stockholders at the Company's Special Meeting in lieu of Annual Meeting of Stockholders held April 6, 1998.

     In addition to the options described above, the Company has granted non-qualified options to purchase 211,420 shares of the Company's Common Stock to non-employees. As of June 30, 2000, 159,420 of these options were outstanding. In July 1998, one option holder exercised 40,000 options and allowed the remaining 12,000 options to expire. All of the options were granted at fair market value of the stock on the effective date of the grant, except for 74,500 options, which were granted to the Company's former President and CEO, Mr. James
K. Leslie, in exchange for relinquishing all of his vested incentive stock options, at the exercise prices at which the options were originally granted under the Company's 1996 Incentive Stock Option Plan. The new options were granted in an amount equal to the number of vested options held by Mr. Leslie on his date of departure from the Company. All of his options had exercise prices above the fair market value of the Company's stock on the date of grant and were fully vested on the date of grant. Of the remaining options granted, 44,920 were exercisable at June 30, 2000.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and has continued to account for its stock based compensation in accordance with the provisions of APB No. 25. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the date of grant for awards in 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

                                                                Year Ended June 30,
                                                 --------------------------------------------------
                                                         2000           1999             1998
                                                         ----           ----             ----
Net earnings (loss) applicable to
 common stockholders- as reported                    ($2,958,054)   ($ 1,327,715)     ($ 398,046)
Net earnings (loss) applicable to
 common stockholders- pro forma                      ($2,956,112)   ($ 1,576,140)     ($ 526,181)

Basic earnings (loss) per share - as reported             ($1.19)         ($0.53)         ($0.16)
Basic earnings (loss) per share - pro forma               ($1.18)         ($0.63)         ($0.22)

Diluted earnings (loss) per share - as reported           ($1.19)         ($0.53)         ($0.16)
Diluted earnings (loss) per share - pro forma             ($1.18)         ($0.63)         ($0.22)

                                                                   Year Ended June 30,
                                                         ------------------------------------------
                                                            2000           1999             1998
                                                            ----           ----             ----
Weighted average fair value of options granted:

     Exercise price = market price on date of grant      $     0.81     $      0.63       $    4.12
     Exercise price * market price on date of grant      $     0.16               -               -
     Exercise price ** market price on date of grant              -               -               -

*    means greater than
**   means less than

     The fair value of each option grant is estimated on the date of grant using a type of Black-Scholes option-pricing model with the following assumptions used for grants issued during the years ended June 30, 2000, 1999, and 1998:
dividend yield of 0%, expected terms of two to five years, expected volatility of 80.8% in fiscal 2000, 71.5% in fiscal 1999, and 69.4% in fiscal 1998, and risk free interest rates which varied from grant to grant based on the 10 year Treasury Rate in effect at the time of grant, the weighted average of which was 6.44% in fiscal 2000, 5.23% in fiscal 1999, and 5.70% in fiscal 1998.

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

     The status of stock options is summarized as follows:

                                                                         Weighted Average      Options
                           Option Price               Number of Shares   Price per Share     Exercisable
                           ------------               ----------------   ---------------     -----------
Balance
 June 30, 1997    ($1.40 - $26.25 per share)               320,735             $2.56           157,795

    Granted       ($4.05 - $7.42 per share)                242,600             $6.63
    Exercised     ($2.1875 - $3.4375 per share)            (16,960)            $2.66
    Forfeited     ($1.925 - $7.50 per share)               (17,950)            $2.98
                                                           -------

Balance
 June 30, 1998    ($1.40 - $26.25 per share)               528,425             $4.41           216,120

    Granted       ($0.9375 - $2.09 per share)               25,200             $1.00
    Exercised     ($1.575 per share)                       (40,000)            $1.58
    Forfeited     ($0.9375 - $7.50 per share)              (59,965)            $4.97
                                                           -------

Balance
 June 30, 1999    ($0.9375 - $26.25 per share)             453,660             $4.40           255,980

    Granted       ($0.9219 - $7.42 per share)              368,600             $1.54
    Exercised                                                    -                 -
    Forfeited     ($0.9375 - $26.25 per share)            (233,910)            $4.27
                                                          --------

Balance
 June 30, 2000    ($0.9219 - $7.50 per share)              588,350             $2.66           293,920
                                                          ========

     The following table summarizes information about stock options outstanding at June 30, 2000:

                              Options outstanding                               Options exercisable
-------------------------------------------------------------------   --------------------------------------
   Range of         Number           Weighted           Weighted             Number           Weighted
   exercise     outstanding at        average           average          exercisable at        average
    prices         June 30,          remaining       exercise price         June 30,       exercise price
                    2000          contractual life                           2000
-------------------------------------------------------------------   --------------------------------------
      $                                years              $                                      $

0.92 -  5.00       476,180             7.3               1.64              213,750              2.18
5.01 -  7.50       112,170             6.9               6.96               80,170              6.77
-------------------------------------------------------------------   --------------------------------------
0.92 -  7.50       588,350             7.2               2.66              293,920              3.43

     Options exercised to date total 198,962. Of the options exercised to date, 40,000 shares were returned to the Company and canceled when a note receivable for common stock subscribed was canceled effective June 30, 1995.

     As of June 30, 2000, the Company has reserved 588,350 shares of Common Stock for future issuance under authorized option grants.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                     NONE


                                   PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item with respect to directors is contained in the Company's Proxy Statement for its 2000 annual meeting and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to June 30, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

     Pursuant to General Instruction G(3) to Form 10-K, the information required with respect to this Item is contained in the Company's Proxy Statement for its 2000 annual meeting and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to June 30, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item with respect to directors is contained in the Company's Proxy Statement for its 2000 annual meeting and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to June 30, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item with respect to directors is contained in the Company's Proxy Statement for its 2000 annual meeting and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to June 30, 2000.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

                                                                             Page(s)
(a) 1. FINANCIAL STATEMENTS
         Report of Independent Accountants                                      17
         Consolidated statements of operations for each of the
             three years in the period ended June 30, 2000                      18
         Consolidated statements of comprehensive income (loss) for
             each of the three years in the period ended June 30, 2000          19
         Consolidated balance sheets at June 30, 2000 and 1999                  20
         Consolidated statements of stockholders' equity for each
             of the three years in the period ended June 30, 2000               21
         Consolidated statements of cash flows for each of the
             three years in the period ended June 30, 2000                      22
         Notes to consolidated financial statements                             23

    2. FINANCIAL STATEMENT SCHEDULE
         Report of Independent Accountants on Financial Statement Schedule      17
         Schedule IX - Valuation and Qualifying Accounts                        36

    3. EXHIBITS
         See Exhibit Index                                                      38

(b)  REPORTS ON FORM 8-K

     On April 21, 2000, the Company filed a Report of Form 8-K announcing that the Company had entered into a Settlement Agreement as of April 17, 2000, with Altana, Inc. Under the Settlement Agreement, the Company issued 250,000 shares of a newly created Class B Convertible Preferred Stock and warrants to purchase 100,000 shares of the Company's Common Stock to Altana, Inc. in response to a Summons in a Civil Action entitled Altana, Inc. vs. PharmaKinetics Laboratories, Inc. (Case number CV-99 7917) received by the Company in December 1999. The complaint was filed in the United States District Court for the Eastern District of New York and alleged, among other things, that PharmaKinetics performed certain clinical studies for Altana, Inc., which were deemed unsatisfactory by Altana. The complaint requested damages for five causes of action, punitive damages, and other relief deemed proper by the Court. The warrants are fully exercisable at $6.00 per share and expire on April 17, 2003. Altana can elect to exchange shares of the preferred stock for future studies performed by PharmaKinetics. Articles Supplementary were filed by the Company on April 18, 2000 with respect to the designation of the new class of preferred stock issued in connection with the settlement.

                       PHARMAKINETICS LABORATORIES, INC.
                                  SCHEDULE IX
                       VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998

Column A                  Column B              Column C              Column D       Column E
------------------------------------------------------------------------------------------------

                         Balance at     Charged to     Charged to                   Balance at
                         Beginning      Costs and        Other                         end
Description              of Period       Expense        Accounts     Deductions     of Period
-----------            -------------   ------------  ------------   ------------   ------------
Valuation Allowances:

  Doubtful accounts

 2000                   $  150,000      $      -              -     ($102,038)     $   47,962
 1999                   $  150,000      $ 86,600              -      ($86,600)     $  150,000
 1998                   $        -      $300,000              -     ($150,000)     $  150,000


  Deferred tax assets                                   (a)

 2000                   $4,454,690             -     $1,067,216             -      $5,521,906
 1999                   $3,888,855             -     $  565,835             -      $4,454,690
 1998                   $4,096,383             -     $ (207,528)            -      $3,888,855

Notes:
------

(a)  Represents charges to deferred tax asset account.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PHARMAKINETICS LABORATORIES, INC.

Date: September 28, 2000           By: /s/ James M. Wilkinson, II, Ph.D.
      ------------------              ----------------------------------
                                           James M. Wilkinson, II,Ph.D.
                                           Chief Executive Officer
                                           and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Date: September 28, 2000             /s/ James M. Wilkinson, II, Ph.D.
      ------------------             -----------------------------------
                                     James M. Wilkinson, II, Ph.D.
                                     Chief Executive Officer,
                                     President and Director
                                     (Principal Executive Officer)

Date: September 28, 2000             /s/ Taryn L. Kunkel
      ------------------             -----------------------------------
                                     Taryn L. Kunkel,
                                     Vice-President and
                                     Chief Financial Officer
                                     (Principal Financial Officer
                                     and Principal Accounting Officer)

Date: September 28, 2000             /s/ Leslie B. Daniels
      ------------------             -----------------------------------
                                     Leslie B. Daniels,
                                     Director

Date: September 28, 2000             /s/ Jerome A. Halperin
      ------------------             -----------------------------------
                                     Jerome A. Halperin,
                                     Director

Date: September 28, 2000             /s/ Thomas F. Kearns
      ------------------             -----------------------------------
                                     Thomas F. Kearns, Jr.,
                                     Director

Date: September 28, 2000             /s/ Kamal K. Midha
      ------------------             -----------------------------------
                                     Kamal K. Midha, C.M., Ph.D., D.SC.,
                                     Director

Date: September 28, 2000             /s/ Roger C. Thies
      ------------------             -----------------------------------
                                     Roger C. Thies,
                                     Director

                                 EXHIBIT INDEX

Exhibit No.
-----------

2. Disclosure Statement (incorporated by reference to Exhibit 2 of the Company's 8-K filing on April 6, 1993).

3. (a) Amended and Restated Articles of Incorporation, dated April 6, 1998 (incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998).
     (b) Articles Supplementary relating to Class B Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company's 8-K filing on April 21, 2000).
     (c) Bylaws, as amended and restated (incorporated by reference to Exhibit 3(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997).

4. Registration Rights Agreement dated as of December 23, 1997 (incorporated by reference to Exhibit 4.4 to the Company's January 7, 1998 filing on Form 8-K).

10.  Material Contracts
     (a) PharmaKinetics Laboratories, Inc. Incentive Stock Option Plan (incorporated by reference to Registration Statement on Form S-8, No. 33-51840).
     (b) PharmaKinetics Laboratories, Inc. 1996 Incentive Stock Option Plan (incorporated by reference to Registration Statements on Form S-8, Nos. 333-19865 and 333-31062).
     (c) PharmaKinetics Laboratories, Inc. Non-qualified Employee Stock Option Plan (incorporated by reference to Registration Statement on Form S-8, No. 33-51838).
     (d) PharmaKinetics Laboratories, Inc. Amended and Restated 1996 Non-Employee Director's Stock Option Plan (incorporated by reference to Registration Statement on Form S-8, No. 333-59647).
     (e) Severance Agreement, dated April 15, 1997, between the Company and Taryn L. Kunkel (incorporated by reference to Exhibit 3(f) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997).
     (f) Technology Sharing Agreement dated as of December 23, 1997 (incorporated by reference to Exhibit 99.2 to the Company's January 7, 1998 filing on Form 8-K).

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