Form 10-Q
period 2000-09-30
PHARMAKINETICS LABORATORIES INC
filed 2000-11-14
CIK 351506

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-Q

        (Mark one)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000
                                    OR
           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _X_ No ___

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 2,496,129 common shares were outstanding as of November 6, 2000.

                       PHARMAKINETICS LABORATORIES, INC.
                                   FORM 10-Q

                                     INDEX

                                                                Page No.
PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated statements of operations for                   3
         the three months ended September 30, 2000
         and 1999 (unaudited)

         Consolidated statements of comprehensive income             4
         for the three months ended September 30, 2000
         and 1999 (unaudited)

         Consolidated balance sheets at September 30,                5
         2000 (unaudited) and June 30, 2000

         Consolidated statements of cash flows for the               6
         three months ended September 30, 2000
         and 1999 (unaudited)

         Notes to consolidated financial statements (unaudited)      7

Item 2.  Management's Discussion and Analysis of                     8
         Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures                   11
         About Market Risk

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                           12

Signatures                                                          13

                       PHARMAKINETICS LABORATORIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                            Three Months Ended
                                               September 30,
                                        --------------------------
                                           2000            1999
                                        ----------      ----------
Revenues                                $2,641,846      $3,210,528
Cost of contracts                        2,009,478       2,411,839
                                        ----------      ----------
    Gross profit                           632,368         798,689
                                        ----------      ----------
Selling, general and
  administrative expenses                  524,303         660,652
Research and development expenses           33,520          27,079
                                        ----------      ----------
Earnings from operations                    74,545         110,958

Interest expense                            (4,151)         (5,724)
Interest income                             10,461          21,971
                                        ----------      ----------
Earnings before income taxes                80,855         127,205
Income taxes                                  (425)              -
                                        ----------      ----------
Net earnings                            $   80,430      $  127,205
                                        ==========      ==========

Basic earnings per share                     $0.03           $0.05
                                        ==========      ==========
Basic weighted average
   shares outstanding                    2,496,129       2,496,129
                                        ==========      ==========

Diluted earnings per share                   $0.02           $0.03
                                        ==========      ==========
Diluted weighted average
   shares outstanding                    4,554,545       4,168,861
                                        ==========      ==========


--------------------------------------------------------------------------------
See notes to consolidated financial statements.

                       PHARMAKINETICS LABORATORIES, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)

                                            Three Months Ended
                                               September 30,
                                        --------------------------
                                           2000            1999
                                        ----------      ----------
Net earnings                            $   80,430      $  127,205

Other comprehensive income:
  Unrealized loss on investment                  -         (6,138)
                                        ----------      ----------
Comprehensive income                    $   80,430      $  121,067
                                        ==========      ==========


--------------------------------------------------------------------------------
See notes to consolidated financial statements.

                       PHARMAKINETICS LABORATORIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                 September 30,     June 30,
                                                    2000            2000
                                                 ------------   ------------
                                                  (Unaudited)
ASSETS
Current Assets:
  Cash and equivalents                           $     92,228   $    346,574
  Accounts receivable, net                          1,464,276      1,161,169
  Contracts in process                                543,228        737,635
  Prepaid expenses                                    208,343        223,480
                                                 ------------   ------------
    Total Current Assets                            2,308,075      2,468,858
Property, plant and equipment, net                  3,853,783      3,992,016
Other assets                                           89,312         89,312
                                                 ------------   ------------
    Total Assets                                 $  6,251,170   $  6,550,186
                                                 ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses          $  1,033,435   $  1,245,032
  Deposits on contracts in process                  1,234,678      1,340,476
                                                 ------------   ------------
    Total Current Liabilities                       2,268,113      2,585,508
Other liabilities                                           -         62,051
                                                 ------------   ------------
    Total Liabilities                               2,268,113      2,647,559
                                                 ------------   ------------
Commitments and Contingent Liabilities
Stockholders' Equity:
  Preferred stock, no par value;
    authorized 1,500,000 shares
     Class A Convertible Preferred Stock,
       833,300 shares issued and outstanding        4,937,500      4,937,500
     Class B Convertible Preferred Stock,
       250,000 shares issued and outstanding          273,438        273,438
  Common stock, $.005 par value; authorized,
    10,000,000 shares; issued and
    outstanding, 2,496,129 shares                      12,481         12,481
  Additional paid-in capital                       11,929,886     11,929,886
  Accumulated deficit                             (13,170,248)   (13,250,678)
                                                 ------------   ------------
    Total Stockholders' Equity                      3,983,057      3,902,627
                                                 ------------   ------------
    Total Liabilities and Stockholders' Equity   $  6,251,170   $  6,550,186
                                                 ============   ============

--------------------------------------------------------------------------------
See notes to consolidated financial statements.

                       PHARMAKINETICS LABORATORIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                        Three Months Ended
                                                           September 30,
                                                     --------------------------
                                                         2000          1999
                                                     ------------  ------------
Cash flows from operating activities:
  Net earnings                                       $     80,430  $   127,205
  Adjustments to reconcile net earnings to
  net cash used by operating activities:
    Depreciation and amortization                         143,187      154,304
    Changes in operating assets and liabilities:
      Accounts receivable, net                           (303,107)    (126,927)
      Contracts in process                                194,407      (97,435)
      Prepaid expenses and other assets                    15,137      (67,826)
      Accounts payable and accrued expenses              (252,353)    (198,852)
      Deposits on contracts in process                   (105,798)    (457,275)
                                                     ------------  -----------
Net cash used by operating activities                    (228,097)    (666,806)
                                                     ------------  -----------
Cash flows from investing activities:
    Payment for purchases of property and equipment        (4,954)    (207,525)
                                                     ------------  -----------
Net cash used by investing activities                      (4,954)    (207,525)
                                                     ------------  -----------
Cash flows from financing activities:
    Payments for capital lease obligations                (21,295)     (24,432)
                                                     ------------  -----------
Net cash used by financing activities                     (21,295)     (24,432)
                                                     ------------  -----------
Decrease in cash and equivalents                         (254,346)    (898,763)
Cash and equivalents, beginning of period                 346,574    2,233,198
                                                     ------------  -----------
Cash and equivalents, end of period                  $     92,228  $ 1,334,435
                                                     ============  ===========
Supplemental Cash Flow Information:
  Cash Paid for Interest:                            $      3,981  $     5,569
  Cash Paid for Income Taxes:                        $        425  $         -

--------------------------------------------------------------------------------
See notes to consolidated financial statements.

                       PHARMAKINETICS LABORATORIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

BASIS OF PRESENTATION

     The consolidated balance sheet as of September 30, 2000, the consolidated statements of operations for the three months ended September 30, 2000 and 1999, the consolidated statements of comprehensive income for the three months ended September 30, 2000 and 1999, and the consolidated statements of cash flows for the three months ended September 30, 2000 and 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000, and for all periods presented, have been made. The balance sheet at June 30, 2000 has been derived from the audited financial statements as of that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

     The Company operates principally in one industry segment, the testing of pharmaceutical products and related services. Revenues include contract revenue and revenue from license fees under a special agreement whereby the Company receives license fees based upon the client's actual product sales.

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

EARNINGS PER SHARE

     Basic earnings per share ("EPS") is calculated by dividing net earnings by the weighted average common shares outstanding during the period. Diluted EPS reflects the potential dilution to EPS that could occur upon conversion or exercise of securities, options or other such items, to common shares using the treasury stock method based upon the weighted average fair value of the Company's common stock during the period. The Company's Class A Convertible Preferred Stock, Class B Convertible Preferred Stock, warrants to acquire common stock, outstanding stock options granted under the Company's stock option plans and other options granted outside of the Company's plans are considered common stock equivalents for the purpose of the diluted earnings per share data. For the periods ended September 30, 2000 and 1999, the weighted average shares used in computing basic earnings per share were 2,496,129 and the dilutive common stock equivalents totaled 2,058,416 and 1,672,732, respectively, of which 0 and 6,132, respectively, related to options outstanding. No stock options were included in the calculation for the three month period ended September 30, 2000, because all of the option exercise prices were above the average of the market price of the Company's stock during the period.

PART I.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FORWARD-LOOKING INFORMATION

     Certain statements in this Management's Discussion and Analysis and elsewhere in this Form 10-Q are forward-looking statements based on current expectations, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties include the effect on the Company's ability to market its services and obtain new business in light of the receipt of a warning letter from the United States Food and Drug Administration (the "FDA"), dependence of the Company on the product development cycles of its clients, dependence of the Company on certain customers, dependence of the Company on its key personnel and their ability to continuously develop new methodology for clinical and analytical applications, dependence of the Company on the availability of volunteer study participants, and the Company's ability to raise sufficient working capital to meet current operating needs.
Other more general factors that could cause or contribute to such differences include, but are not limited to, general economic conditions, conditions affecting the pharmaceutical industry, and consolidation resulting in increased competition within the Company's market. These risk factors are discussed more specifically in the Company's Annual Report on Form 10-K for its fiscal year ended June 30, 2000.

     A warning letter, which addressed the Company's failure to conduct certain studies in compliance with the protocol in prior years, was received from the FDA in July 1999. The Company responded to the warning letter in writing and representatives of the Company met with the FDA to discuss the steps which it has taken to comply with all regulatory requirements. The Company addressed this situation directly with its clients and is undertaking an aggressive effort to regain their confidence. The Company believes its efforts, which also included instituting corrective actions, have resulted in an increase in order placements and revenues. Revenues have increased 144% or $1,227,457 from the quarter ended March 31, 2000 to June 30, 2000, and 27% or $563,641 from the quarter ended June 30, 2000 to September 30, 2000. The Company believes that the most significant negative effects of the warning letter were experienced in previous quarters.

RESULTS OF OPERATIONS

     The Company's total revenue, which includes contract revenue and license fees based upon one client's actual products sales, decreased 17.7%, to $2,641,846 for the three month period ended September 30, 2000, from $3,210,528 for the same period in the prior year. The decrease resulted from decreased contract revenue combined with lower license fee income.

     Contract revenues decreased 17.6% to $2,618,836, for the three month period ended September 30, 2000, compared to $3,176,957 in the same period in 1999, primarily as a result of a reduction in revenues of approximately $2,200,000 for bioequivalence and Clinical Trial Management services, offset by increases of approximately $1,100,000 for Phase I clinical trials and $400,000 for the Company's bioanalytical services. Despite the reduction in revenues for the Company's bioequivalence services in the quarter ended September 30, 2000, the bioequivalence market continues to be strong, with many products coming off patent in the next few years. The Company expects to continue to compete in this market and bioequivalence services are likely to remain the largest proportion of the Company's revenues; however, the Company believes its efforts to diversify its services have been successful and its other service offerings have grown during the current period reported.

     License fee income decreased 31.5% to $23,010 for the three month period ended September 30, 2000, compared to $33,571 for the same period in the prior year. The decrease is due to a decline in sales for the product covered by the Company's sole remaining license fee agreement.

The Company believes it is unlikely that its clients will wish to utilize license fee arrangements in the future as compensation for work performed. As a result of this trend, contract revenues, rather than licensing income, will continue to be the primary source of revenues.

     The Company's gross profit decreased 20.8% to $632,368 for the three month period ended September 30, 2000, compared to $798,689 for the same period of the prior year. Gross profit as a percentage of revenue decreased to 23.9% for the three month period ended September 30, 2000, compared to 24.9% for the same period of the prior year. Decreases in the Company's gross margin resulted primarily from decreases in revenue. The decrease in gross profit reflects the fact that, in the short-term, the Company's costs are relatively fixed. The Company has continued to invest in personnel and instrumentation on a selective basis, although staffing levels have decreased through normal attrition.

     Selling, general and administrative expenses of $524,303 for the three month period ended September 30, 2000, decreased 20.6%, compared to $660,652 for the same period of the prior year. The decrease is primarily attributable to a restructuring of the Company's business development department and the corresponding loss of one of the Company's executives, offset by the Company's increase of its allowance for doubtful accounts of approximately $63,000. As a percentage of revenues, selling, general and administrative expenses decreased to 19.9% in the three month period ended September 30, 2000, from 20.6% in the same period of the prior year. The Company's selling, general and administrative expenses, excluding the adjustment for its allowance for doubtful accounts at September 30, 2000, would have been $460,713, representing a decrease of 30.3%, for the three month period ended September 30, 2000, compared to the same period of the prior year. The Company continues to focus its business development efforts on generating revenues from existing and potential clients.

     Research and development expenses of $33,520, for the three month period ended September 30, 2000, increased 23.8% compared to $27,079 for the same period of the prior year. The increase in the level of expenditures reflects the fact that during the quarter ended September 30, 1999, certain of the Company's research and development personnel, as well as instruments normally used to conduct research and development, were re-deployed to activities necessary to meet project deadlines for the Company's clients. The Company has and will continue to periodically re-deploy its personnel based on client requirements for contracted services. The Company continues to invest in its research and development efforts and plans to develop additional methods for use on its LC/MS/MS instrumentation for fiscal 2001.

     The Company has recorded $425 for income taxes related to an alternative minimum tax imposed at the state level. The Company has available unused operating loss and business tax credit carry forwards, the benefit of which is reduced by a full valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000, the Company had available $92,228 in current operating cash to meet the needs of its business, compared to $346,574 at June 30, 2000. The decrease in cash resulted primarily from cash outflow from operations, including changes in the Company's operating accounts, an increase in accounts receivable and a decrease in accounts payable and accrued expenses, and continued investment in equipment for utilization in the Company's operations. During the quarter ended September 30, 2000, the Company invested $4,954 for capital purchases, which was paid in cash.

     The Company's cash flow from operations was the primary source of funds during the quarter ended September 30, 2000, which increased by $438,709 in the three months ended September 30, 2000, compared to the same period of the prior year. To conserve cash, the Company has initiated cost cutting measures and is taking other appropriate steps to manage the Company's cash balances. Although the Company has seen an increase in its order placements, no assurances can be given that the Company's current cash balances will be sufficient to meet the Company's ongoing operating needs or that financing can be obtained from conventional sources.

     At September 30, 2000, the Company reported a decrease in its contracts in process account, compared to June 30, 2000, which represents costs incurred for studies for which revenues have not been recognized and which are currently underway. Accounts receivable increased at September 30, 2000, due to an increase in the amount of revenue recognized during the three month period ended September 30, 2000. Deposits on contracts in process have decreased indicating a decrease in the receipt of initial payments on contracted studies resulting from delinquent client payments at September 30, 2000, all of which have subsequently been collected. Prepaid expenses have decreased at September 30, 2000, compared to June 30, 2000, due to the timing of payments on certain expense items related to future periods. Changes in these account balances affect the Company's operating cash flow.

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

PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits:
              Exhibit 27:  Financial Data Schedule

          (b) Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PHARMAKINETICS LABORATORIES, INC.
                                  Registrant


November 14, 2000                  /s/ James M. Wilkinson, II, Ph.D.
-----------------                  ---------------------------------
Date                               James M. Wilkinson, II, Ph.D.
                                   Chief Executive Officer
                                   and President


November 14, 2000                  /s/ Taryn L. Kunkel
-----------------                  -------------------
Date                               Taryn L. Kunkel
                                   Vice-President and
                                   Chief Financial Officer