Form 10-Q
period 2000-12-31
PHARMAKINETICS LABORATORIES INC
filed 2001-02-14
CIK 351506

===============================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
    (Mark one)
       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2000
                                OR
       [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 0-11580

                       PHARMAKINETICS LABORATORIES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Maryland                                52-1067519
 -------------------------------                ------------------
 (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                Identification No.)

                            302 West Fayette Street
                          Baltimore, Maryland  21201
                   ----------------------------------------
                   (Address of principal executive offices)

                                (410) 385-4500
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              --   --
               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  X  No
                                                   --    --

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  2,496,129 common shares were outstanding as of February 5, 2001.
===============================================================================

                       PHARMAKINETICS LABORATORIES, INC.
                                   FORM 10-Q

                                     INDEX



                                                           Page No.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated balance sheets at December 31,              3
         2000 (unaudited) and June 30, 2000

         Consolidated statements of operations for                4
         the three and six months ended December 31, 2000 and 1999 (unaudited)

         Consolidated statements of comprehensive                 5
         income (loss) for the three and six months ended December 31, 2000 and 1999 (unaudited)

         Consolidated statements of cash flows for                6
         the six months ended December 31, 2000
         and 1999 (unaudited)

         Notes to consolidated financial statements (unaudited)   7

Item 2.  Management's Discussion and Analysis of                  8
         Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures                12
         About Market Risk


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders     12

Item 6.  Exhibits and Reports on Form 8-K                        13

Signatures                                                       14

                       PHARMAKINETICS LABORATORIES, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                   December 31,       June 30,
                                                       2000             2000
                                                   ------------    ------------
ASSETS                                             (Unaudited)
Current Assets:
 Cash and equivalents                              $    587,586    $    346,574
 Accounts receivable, net                             1,301,647       1,161,169
 Contracts in process                                    61,864         737,635
 Prepaid expenses                                       201,718         223,480
                                                   ------------    ------------
  Total Current Assets                                2,152,815       2,468,858
Property, plant and equipment, net                    3,723,157       3,992,016
Other assets                                             65,988          89,312
                                                   ------------    ------------
  Total Assets                                     $  5,941,960    $  6,550,186
                                                   ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable and accrued expenses             $    679,140    $  1,245,032
 Deposits on contracts in process                     1,193,743       1,340,476
                                                   ------------    ------------
  Total Current Liabilities                           1,872,883       2,585,508
Other liabilities                                             -          62,051
                                                   ------------    ------------
  Total Liabilities                                   1,872,883       2,647,559
                                                   ------------    ------------
Commitments and Contingencies
Stockholders' Equity:
 Preferred Stock, no par value,
  authorized 1,500,000 shares
 Class A Convertible Preferred stock,
  no par value; issued and outstanding
  833,300 shares                                      4,937,500       4,937,500
 Class B Convertible Preferred stock,
  no par value; issued and outstanding
  250,000 shares                                        273,438         273,438
 Common stock, $.005 par value; authorized,
  10,000,000 shares; issued and
  outstanding, 2,496,129 shares                          12,481          12,481
 Additional paid-in capital                          11,929,886      11,929,886
 Accumulated deficit                                (13,084,228)    (13,250,678)
                                                   ------------    ------------
  Total Stockholders' Equity                          4,069,077       3,902,627
                                                   ------------    ------------
  Total Liabilities and Stockholders' Equity       $  5,941,960    $  6,550,186
                                                   ============    ============
-------------------------------------------------------------------------------

See notes to consolidated financial statements.

                        PHARMAKINETICS LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended                Six Months Ended
                                                      December 31,                      December 31,
                                             -----------------------------    ----------------------------

                                                 2000             1999           2000             1999
                                             -----------      ------------    -----------     ------------
Revenues                                     $ 2,694,064      $  1,884,424    $ 5,335,910      $  5,094,952
Cost of contracts                              2,126,941         2,403,961      4,136,419         4,815,800
                                             -----------      ------------    -----------      ------------
  Gross profit (loss)                            567,123          (519,537)     1,199,491           279,152

Selling, general and
 administrative expenses                         447,639           798,607        971,942         1,459,259
Research and
 development expenses                             40,947            61,822         74,467            88,901
                                             -----------      ------------    -----------      ------------
Earnings (loss)
 from operations                                  78,537        (1,379,966)       153,082        (1,269,008)

Interest expense                                   3,767             5,072          7,918            10,796
Interest income                                   11,250            12,505         21,711            34,476
                                             -----------      ------------    -----------      ------------
Earnings (loss)
 before income taxes                              86,020        (1,372,533)       166,875        (1,245,328)

Income taxes                                           -                 -            425                 -
                                             -----------      ------------    -----------      ------------
Net earnings (loss)                          $    86,020      $ (1,372,533)   $   166,450      $ (1,245,328)
                                             ===========      ============    ===========      ============
Basic earnings
 (loss) per share                            $      0.03      $      (0.55)   $      0.07      $      (0.50)
                                             ===========      ============    ===========      ============
Basic weighted average
 shares outstanding                            2,496,129         2,496,129      2,496,129         2,496,129
                                             ===========      ============    ===========      ============
Diluted earnings
 (loss) per share                            $      0.02      $      (0.55)   $      0.04      $      (0.50)
                                             ===========      ============    ===========      ============
Diluted weighted average
 shares outstanding                            4,554,545         2,496,129      4,554,545         2,496,129
                                             ===========      ============    ===========      ============

-----------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                        PHARMAKINETICS LABORATORIES, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                (Unaudited)



                                                  Three Months Ended                 Six Months Ended
                                                     December 31,                       December 31,
                                             -----------------------------    -----------------------------

                                                 2000             1999           2000              1999
                                             -----------       -----------    -----------       -----------

Net earnings (loss)                          $    86,020       $(1,372,533)   $   166,450       $(1,245,328)
Other comprehensive income:
 Unrealized gain on
  investment                                           -            25,892              -            19,754
                                             -----------       -----------    -----------       -----------

Comprehensive income (loss)                  $    86,020       $(1,346,641)   $   166,450       $(1,225,574)
                                             ===========       ===========    ===========       ===========




-----------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                        PHARMAKINETICS LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                           Six Months Ended
                                                             December 31,
                                                      --------------------------
                                                          2000          1999
                                                      -----------   ------------
Cash flows from operating activities:
  Net earnings (loss)                                 $   166,450   $ (1,245,328)
  Adjustments to reconcile net earnings (loss) to
  net cash provided (used) by operating activities:
    Depreciation and amortization                         286,848        319,844
    Changes in operating assets and liabilities:
      Accounts receivable, net                           (140,478)       710,572
      Contracts in process                                675,771        678,969
      Prepaid expenses and other assets                    45,086        (64,629)
      Accounts payable and accrued expenses              (584,834)      (251,997)
      Deposits on contracts in process                   (146,733)      (889,612)
                                                      -----------   ------------
Net cash provided (used) by operating activities          302,110       (742,181)
                                                      -----------   ------------
Cash flows from investing activities:
    Payment for purchases of property and equipment       (17,989)      (333,549)
                                                      -----------   ------------
Net cash used by investing activities                     (17,989)      (333,549)
                                                      -----------   ------------
Cash flows from financing activities:
    Payments for capital lease obligations                (43,109)       (49,500)
                                                      -----------   ------------
Net cash used by financing activities                     (43,109)       (49,500)
                                                      -----------   ------------
Increase (decrease) in cash and equivalents               241,012     (1,125,230)
Cash and equivalents, beginning of period                 346,574      2,233,198
                                                      -----------   ------------
Cash and equivalents, end of period                   $   587,586   $  1,107,968
                                                      ===========   ============

Supplemental Cash Flow Information:
Non-Cash Transactions:
 Cash Paid for Interest:                              $     7,576   $    10,502

--------------------------------------------------------------------------------

See notes to consolidated financial statements.

                       PHARMAKINETICS LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

BASIS OF PRESENTATION

   The consolidated balance sheet as of December 31, 2000, the consolidated statements of operations for the three and six months ended December 31, 2000 and 1999, the consolidated statements of comprehensive income (loss) for the three and six months ended December 31, 2000 and 1999, and the consolidated statements of cash flows for the six months ended December 31, 2000 and 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at December 31, 2000, and for all periods presented, have been made. The consolidated balance sheet at June 30, 2000 has been derived from the audited financial statements as of that date.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

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

ACCOUNTING ESTIMATES

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of

America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from these estimates.

EARNINGS (LOSS) PER SHARE

  Basic earnings (loss) per share ("EPS") is calculated by dividing net earnings (loss) by the weighted average common shares outstanding during the period.

  Diluted EPS reflects the potential dilution to EPS that could occur upon conversion or exercise of securities, options or other such items, to common shares using the treasury stock method based upon the weighted average fair value of the Company's common stock during the period. The Company's Class A Convertible Preferred Stock, Class B Convertible Preferred Stock, warrants to acquire common stock, outstanding stock options granted under the Company's stock option plans and other options granted outside of the Company's plans are considered common stock equivalents for the purpose of the diluted earnings (loss) per share data; however, they are excluded from the calculations for the three and six month periods ended December 31, 1999, because the effect of their inclusion would be anti-dilutive. For the three and six month periods ended December 31, 2000, the weighted average shares used in computing basic earnings per share were 2,496,129 and the dilutive common stock equivalents totaled 2,058,416. No stock options were included in the calculation for the three and six month periods ended December 31, 2000, because all of the option exercise prices were above the average of the market price of the Company's stock during the period. For the three and six month periods ended December 31, 1999, dilutive common stock equivalents would have totaled 1,669,482, and 1,669,927, respectively, of which 2,882 and 3,327, respectively, related to options outstanding.


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

  A warning letter, which addressed the Company's failure to conduct certain studies in compliance with the protocol in prior years, was received from the FDA in July 1999. The Company responded to the warning letter in writing and representatives of the Company met with the FDA to discuss the steps which it has taken to comply with all regulatory requirements. The Company addressed this situation directly with its clients and is undertaking an aggressive effort to regain their confidence. The Company believes its efforts, which also included instituting corrective actions, have resulted in an increase in order placements and revenues during the quarters ended June 30, 2000, September 30, 2000 and December 31, 2000. No assurances can be given that such increases will continue. However, the Company believes that the most significant negative effects of the warning letter were experienced in previous quarters.


RESULTS OF OPERATIONS

  The Company's total revenue, which includes contract revenue and license fees based upon clients' actual product sales, increased 43.0% and 4.7%, to $2,694,064 and $5,335,910, for the three and six month periods ended December 31, 2000, from $1,884,424 and $5,094,952, respectively, for the same periods in the prior year. The increase was the result of increased contract revenue from an increased number of contracts, offset by lower license fee income.

  Contract revenues increased 44.4% and 5.4% to $2,690,090 and $5,308,926, for the three and six month periods ended December 31, 2000, respectively, compared to $1,862,365 and $5,039,322, in the same periods in 1999, primarily as a result of an increase in revenues of approximately $1,640,000 and $2,950,000, respectively, for Phase I, Bioanalytical, and Clinical Trial Management services in the three and six month periods ended December 31, 2000, offset by reductions of approximately $860,000 and $2,800,000, respectively, in revenues from bioequivalence studies, as compared with the same periods of the prior year. The Company has focused its efforts on diversifying its services and believes that such efforts have been successful, as evidenced by the growth in the periods presented of service offerings other than bioequivalence studies. The Company has experienced a reduction in revenues for its bioequivalence services, but expects to continue to compete in this market, which continues to be strong and has many products coming off patent in the next few years.

  License fee income decreased 82.0% and 51.5% to $3,974 and $26,984, for the three and six month periods ended December 31, 2000, compared to $22,059 and $55,630, respectively, for the same periods in the prior year. This decrease was the result of a decline in sales for the product covered by the Company's sole remaining license fee agreement. The Company believes it is unlikely that its clients will wish to utilize license fee arrangements in the future as compensation for work performed. As a result of this trend, contract revenues, rather than licensing income, will continue to be the primary source of revenues.

  The Company's gross profit increased 209.2% and 329.7%, to $567,123 and $1,199,491 for the three and six month periods ended December 31, 2000, respectively, compared to ($519,537) and $279,152 for the same periods of the prior year. Gross profit as a percentage of revenues increased to 21.1% and 22.5%, for the three and six month periods ended December 31, 2000, from (27.6%) and 5.5%, respectively, for the comparable periods of the prior year. The increase in gross margin for the three and six month periods ended December 31, 2000, resulted primarily from increases in revenue, but was also positively affected by the Company's efforts to contain costs and conserve cash.

  Selling, general and administrative expenses of $447,639 and $971,942 for the three and six month periods ended December 31, 2000, decreased 43.9% and 33.4%, respectively, compared to $798,607 and $1,459,259 for the same periods in the prior year. The decrease is primarily attributable to a restructuring of the Company's business development department and administrative functions, and the corresponding loss of two of the Company's executives, offset by the Company's increase in its allowance for doubtful accounts of approximately $63,000. As a percentage of revenues, selling, general and administrative expenses decreased to 16.6% and 18.2%, respectively, for the three and six month periods ended December 31, 2000, compared to 42.4% and 28.7%, respectively, for the same periods of the prior year. The Company's selling, general, and administrative expenses, excluding the adjustment for its allowance for doubtful accounts in the six month period ended December 31, 2000, would have been $909,000, representing a decrease of 37.7%, for the six month period ended December 31, 2000, compared to the same period of the prior year. The Company continues to focus its business development efforts on generating revenues from existing and potential clients.

  Research and development expenses decreased 33.8% and 16.2% to $40,947 and $74,467 for the three and six month periods ended
December 31, 2000, respectively, from $61,822 and $88,901 for the comparable periods of the prior year. The decrease in research and development expenses for the six month period ended December 31, 2000, compared to the same period of the prior year, is primarily attributable to the loss of certain of the Company's research and development staff for which the Company is currently recruiting replacements. In addition, during the three month period ended December 31, 2000, the Company utilized certain of its research and development personnel, as well as instruments normally used to conduct research and development, for activities necessary to meet project deadlines for clients. The Company has and will continue to periodically re-deploy its personnel based on client requirements for contracted services. The Company continues to invest in its research and development efforts and plans to develop methods for use on its LC/MS/MS instrumentation for fiscal 2001 and beyond.

  No provision for income taxes has been recorded. The Company has available unused operating loss and business tax credit carryforwards, the benefit of which is reduced by a full valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

  At December 31, 2000, the Company had available $587,586 in current operating cash to meet the needs of its business, compared to $346,574 at June 30, 2000. Cash increased principally as a result of the Company's cash inflow from operations, including changes in the Company's operating accounts. During the six months ended December 31, 2000, the Company invested $17,989 for capital purchases, all of which was paid in cash.

  The Company's primary source of funds is cash flow from operations, which increased by $1,044,291 in the six months ended December 31, 2000, compared to the same period of the prior year. To continue to conserve cash, the Company has initiated cost cutting measures and is taking other appropriate steps to manage the Company's cash balances. No assurances can be given that the Company's current cash balances will be sufficient to meet the Company's ongoing operating needs or that financing can be obtained from conventional sources.

  At December 31, 2000, the Company reported a decrease in its contracts in process account which represents costs incurred for studies for which revenues have not been recognized and which are currently underway. Deposits on contracts in process have also decreased indicating a decrease in the number of contracted studies for which initial payments have been received. Prepaid expenses have decreased at December 31, 2000, compared to June 30, 2000, due to the timing of payments on certain expense items related to future periods. Changes in these account balances affect the Company's operating cash flow.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

  The Company does not have exposure to foreign currency exchange rate fluctuations since the Company's contracts require payment to the Company in U.S. dollars.

PART II.  OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security-Holders

  The Annual Meeting of Stockholders of PharmaKinetics Laboratories, Inc., a Maryland Corporation, was held November 28, 2000, at 11:00 a.m., local prevailing time, at PharmaKinetics Laboratories, Inc., 302 W. Fayette Street, Baltimore, Maryland 21201, to consider and vote upon:

1. The election of five directors to serve until the next Annual Meeting of Stockholders, and until their successors are duly elected and qualified.

    Election by holders of Common Stock and Preferred Stock voting together:

         Name                                     For          Against

 Thomas F. Kearns, Jr.                         3,323,919        66,541
 James M. Wilkinson, II, Ph.D.                 3,323,907        66,553

    Election by holders of Preferred Stock voting alone:

         Name                                     For          Against

 Leslie B. Daniels                             1,110,273         -
 Jerome A. Halperin                            1,110,273         -
 Kamal K. Midha, C.M., Ph.D., D.Sc.            1,110,273         -


2. A proposal to ratify the selection of PricewaterhouseCoopers LLP, as the Company's independent auditors for the fiscal year ending June 30, 2001.

                                                              Broker Non-votes
                               For             Against         or Abstentions

                            3,337,663           13,140              39,657

     All proposals presented were approved by the Stockholders of the Company.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

         Exhibit 10(g): Severance Agreement, dated November 28, 2000, between the Company and Cynthia A. Schurick (filed herewith).

         Exhibit 10(h): Severance Agreement, dated November 28,
          2000, between the Company and James M. Wilkinson, II,
          Ph.D. (filed herewith).

         (b)  Reports on Form 8-K
              No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PHARMAKINETICS LABORATORIES, INC.
                                   Registrant



February 14, 2001                  /s/ James M. Wilkinson, II, Ph.D.
-----------------                  --------------------------------
Date                               James M. Wilkinson, II, Ph.D.
                                   President and
                                   Chief Executive Officer



February 14, 2001                  /s/ Taryn L. Kunkel
-----------------                  -------------------
Date                               Taryn L. Kunkel
                                   Vice President and
                                   Chief Financial Officer