Form 10-Q
period 2001-03-31
PHARMAKINETICS LABORATORIES INC
filed 2001-05-15
CIK 351506

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

    (Mark one)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001
                                      OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ___     ___

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes  X   No
                          ___     ___

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 2,496,129 common shares were outstanding as of May 14, 2001.

                       PHARMAKINETICS LABORATORIES, INC.
                                   FORM 10-Q

                                     INDEX



                                                               Page No.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated balance sheets at March 31,                 3
         2001 (unaudited) and June 30, 2000

         Consolidated statements of operations for                4
         the three and nine months ended March 31, 2001 and 2000 (unaudited)

         Consolidated statements of comprehensive                 5
         income (loss) for the three and nine months ended March 31, 2001 and 2000 (unaudited)

         Consolidated statements of cash flows for                6
         the nine months ended March 31, 2001
         and 2000 (unaudited)

         Notes to consolidated financial statements (unaudited)   7

Item 2.  Management's Discussion and Analysis of                  8
         Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures                12
         About Market Risk


PART II. OTHER INFORMATION

Item 5.  Other Information                                       12

Item 6.  Exhibits and Reports on Form 8-K                        12

Signatures                                                       13

                       PHARMAKINETICS LABORATORIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                    March 31,                    June 30,
                                                                      2001                         2000
                                                                  ------------                 ------------
                                                                   (Unaudited)
ASSETS
Current Assets:
 Cash and equivalents                                             $  1,751,794                 $    346,574
 Accounts receivable, net                                              629,751                    1,161,169
 Contracts in process                                                  372,831                      737,635
 Prepaid expenses                                                      253,263                      223,480
                                                                  ------------                 ------------
  Total Current Assets                                               3,007,639                    2,468,858
Property, plant and equipment, net                                   3,586,201                    3,992,016
Other assets                                                            65,988                       89,312
                                                                  ------------                 ------------
  Total Assets                                                    $  6,659,828                 $  6,550,186
                                                                  ============                 ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable and accrued expenses                            $    752,744                 $  1,245,032
 Deposits on contracts in process                                    2,147,064                    1,340,476
                                                                  ------------                 ------------
  Total Current Liabilities                                          2,899,808                    2,585,508
Other liabilities                                                            -                       62,051
                                                                  ------------                 ------------
  Total Liabilities                                                  2,899,808                    2,647,559
                                                                  ------------                 ------------
Commitments and Contingencies
Stockholders' Equity:
 Preferred Stock, no par value; authorized
  1,500,000 shares
   Class A Convertible; issued and
    outstanding 833,300 shares                                       4,937,500                    4,937,500
   Class B Convertible; issued and
    outstanding 250,000 shares                                         273,438                      273,438
 Common stock, $.005 par value; authorized,
  10,000,000 shares; issued and
  outstanding, 2,496,129 shares                                         12,481                       12,481
 Additional paid-in capital                                         11,929,886                   11,929,886
 Accumulated deficit                                               (13,393,285)                 (13,250,678)
                                                                  ------------                 ------------
  Total Stockholders' Equity                                         3,760,020                    3,902,627
                                                                  ------------                 ------------
  Total Liabilities and Stockholders' Equity                      $  6,659,828                 $  6,550,186
                                                                  ============                 ============

--------------------------------------------------------------------------------
See notes to consolidated financial statements.

                       PHARMAKINETICS LABORATORIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                       Three Months Ended           Nine Months Ended
                                                             March 31,                    March 31,
                                                        2001          2000            2001          2000
                                                     ----------   ------------     ----------    -----------
Revenues                                             $1,422,784   $    850,748     $6,758,694    $ 5,945,700
Cost of contracts                                     1,288,798      1,318,791      5,425,217      6,134,591
                                                     ----------   ------------     ----------    -----------
  Gross profit (loss)                                   133,986       (468,043)     1,333,477       (188,891)

Selling, general and
 administrative expenses                                423,421        547,352      1,395,363      2,006,611
Research and
 development expenses                                    32,402         47,484        106,869        136,385
                                                     ----------   ------------     ----------    -----------
Loss from operations                                   (321,837)    (1,062,879)      (168,755)    (2,331,887)

Interest expense                                          3,089          4,502         11,008         15,298
Interest income                                          15,870         10,753         37,581         45,229
Gain on sale of investments                                   -        154,158              -        154,158
                                                     ----------   ------------     ----------    -----------
Loss before income taxes                               (309,056)      (902,470)      (142,182)    (2,147,798)

Income taxes                                                  -              -            425              -
                                                     ----------   ------------     ----------    -----------
Net loss                                             $ (309,056)  $   (902,470)    $ (142,607)   $(2,147,798)
                                                     ==========   ============     ==========    ===========

Basic loss per share                                 $    (0.12)  $      (0.36)    $    (0.06)   $     (0.86)
                                                     ==========   ============     ==========    ===========
Basic weighted average
 shares outstanding                                   2,496,129      2,496,129      2,496,129      2,496,129
                                                     ==========   ============     ==========    ===========

Diluted loss per share                               $    (0.12)  $      (0.36)    $    (0.06)   $     (0.86)
                                                     ==========   ============     ==========    ===========
Diluted weighted average
 shares outstanding                                   2,496,129      2,496,129      2,496,129      2,496,129
                                                     ==========   ============     ==========    ===========

-----------------------------------------------------------------------------
See notes to consolidated financial statements.

                       PHARMAKINETICS LABORATORIES, INC.
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (Unaudited)

                                  Three Months Ended       Nine Months Ended
                                       March 31,               March 31,
                                   2001       2000          2001          2000
                                ---------   ---------    ---------    -----------
Net loss                        $(309,056)  $(902,470)   $(142,607)   $(2,147,798)

Other comprehensive income              -           -            -              -
                                ---------   ---------    ---------    -----------
Comprehensive loss              $(309,056)  $(902,470)   $(142,607)   $(2,147,798)
                                =========   =========    =========    ===========


------------------------------------------------------------------------------
See notes to consolidated financial statements.

                       PHARMAKINETICS LABORATORIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                              Nine Months Ended
                                                                   March 31,
                                                          --------------------------
                                                              2001           2000
                                                          ----------     -----------
Cash flows from operating activities:
  Net loss                                                $ (142,607)    $(2,147,798)
  Adjustments to reconcile net loss to net
  cash provided (used) by operating activities:
    Depreciation and amortization                            430,641         487,887
    Issuance of preferred stock
      in settlement of lawsuit                                     -         273,438
    Gain on sale of investments                                    -        (154,158)
    Changes in operating assets and liabilities:
      Accounts receivable, net                               531,418         897,518
      Contracts in process                                   364,804         241,424
      Prepaid expenses and other assets                       (6,459)        (50,960)
      Accounts payable and accrued expenses                 (488,884)       (308,157)
      Deposits on contracts in process                       806,588        (806,291)
                                                          ----------     -----------
Net cash provided (used) by operating activities           1,495,501      (1,567,097)
                                                          ----------     -----------
Cash flows from investing activities:
    Payment for purchases of property and equipment          (24,826)       (345,309)
                                                          ----------     -----------
Net cash used by investing activities                        (24,826)       (345,309)
                                                          ----------     -----------
Cash flows from financing activities:
    Payments for capital lease obligations                   (65,455)        (64,767)
                                                          ----------     -----------
Net cash used by financing activities                        (65,455)        (64,767)
                                                          ----------     -----------
Increase (decrease) in cash and equivalents                1,405,220      (1,977,173)
Cash and equivalents, beginning of period                    346,574       2,233,198
                                                          ----------     -----------
Cash and equivalents, end of period                       $1,751,794     $   256,025
                                                          ==========     ===========

Supplemental Cash Flow Information:
Non-Cash Transactions:
  Cash Paid for Interest:                                 $   10,017     $    14,822
  Cash Paid for Income Taxes                              $      425     $         -

------------------------------------------------------------------------------
See notes to consolidated financial statements.

                       PHARMAKINETICS LABORATORIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

BASIS OF PRESENTATION

   The consolidated balance sheet as of March 31, 2001, the consolidated statements of operations for the three and nine months ended March 31, 2001 and 2000, the consolidated statements of comprehensive income (loss) for the three and nine months ended March 31, 2001 and 2000, and the consolidated statements of cash flows for the nine months ended March 31, 2001 and 2000, assume that the Company will continue as a going concern and have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001, and for all periods presented, have been made. The consolidated balance sheet at June 30, 2000 has been derived from the audited financial statements as of that date.

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

   Diluted EPS reflects the potential dilution to EPS that could occur upon conversion or exercise of securities, options or other such items, to common shares using the treasury stock method based upon the weighted average fair value of the Company's common stock during the period. The Company's Class A Convertible Preferred Stock, Class B Convertible Preferred Stock, warrants to acquire common stock, outstanding stock options granted under the Company's stock option plans and other options granted outside of the Company's plans are considered common stock equivalents for the purpose of the diluted earnings
(loss) per share data; however, they are excluded from the calculations for the three and nine month periods ended March 31, 2001 and 2000, because the effect of their inclusion would be anti-dilutive.

   For the three and nine month periods ended March 31, 2001, dilutive common stock equivalents totaled 2,058,416. No stock options were included in the calculation because all of the option exercise prices were above the average of the market price of the Company's stock during the period. For the three and nine month periods ended March 31, 2000, dilutive common stock equivalents totaled 1,667,608, and 1,669,066, respectively, of which 1,008 and 2,466, respectively, related to options outstanding.

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

   A warning letter, which addressed the Company's failure to conduct certain studies in compliance with the protocol in prior years, was received from the FDA in July 1999. The Company responded to the warning letter in writing and representatives of the Company met with the FDA to discuss the steps which it has taken to comply with all regulatory requirements. The Company addressed this situation directly with its clients and is undertaking an aggressive effort to regain their confidence. The Company believes its efforts, which also included instituting corrective actions, has resulted in an increase in order placements and revenues since April 1, 2000. No assurances can be given that such increases will continue. However, the Company believes that the most significant effects of the warning letter were experienced from August 1999 through March 2000.

RESULTS OF OPERATIONS

   The Company's total revenue, which includes contract revenue and license fees based upon clients' actual product sales, increased 67.2% and 13.7%, to $1,422,784 and $6,758,694, for the three and nine month periods ended March 31, 2001, from $850,748 and $5,945,700, respectively, for the same periods in the prior year. The increase was the result of increased contract revenue from an increased number of contracts, partially offset by significantly lower license fee income.

   Contract revenues increased 68.3% and 14.4% to $1,418,531 and $6,727,457, for the three and nine month periods ended March 31, 2001, respectively, compared to $842,776 and $5,882,098, in the same periods in 2000, primarily as a result of an increase in revenues of approximately $500,000 and $3,200,000, respectively, for Phase I, Bioanalytical and Clinical Trial Management studies for the three and nine month periods ended March 31, 2001, offset by reductions of approximately $60,000 and $2,600,000 for bioequivalence studies, as compared with the same periods of the prior year. The Company has focused its efforts on diversifying its services and believes that such efforts have been successful, as evidenced by the growth in the periods presented of its service offerings other than bioequivalence services, but expects to continue to compete in this market, which continues to be strong and has many products coming off patent in the next few years.

   License fee income decreased 46.7% and 50.9% to $4,253 and $31,237, for the three and nine month periods ended March 31, 2001, compared to $7,972 and $63,602, respectively, for the same periods in the prior year. This decrease was the result of a decline in sales for the product covered by the Company's sole remaining license fee agreement. The Company believes it is unlikely that its clients will wish to utilize license fee arrangements in the future as compensation for work performed. As a result of this trend, contract revenues, rather than licensing income, will continue to be the primary source of revenues.

   The Company's gross profit increased 128.6% and 806.0%, to $133,986 and $1,333,477 for the three and nine month periods ended March 31, 2001, respectively, compared to ($468,043) and ($188,891) for the same periods of the prior year. Gross profit as a percentage of revenues increased to 9.4% and 19.7%, for the three and nine month periods ended March 31, 2001, from (55.0%) and (3.2%), respectively, for the comparable periods of the prior year. The increase in gross margin for the three and nine month periods ended March 31, 2001, resulted primarily from increases in revenue, but was also positively affected by the Company's efforts to contain costs and conserve cash. In addition, the Company recognized partial recovery of a fiscal 1995 investment in its laboratory research and development efforts. Costs related to this investment were recognized in fiscal 1995. The total amount recovered was $112,500, which contributed to the Company's increase in gross margin for the periods presented.

   Selling, general and administrative expenses of $423,421 and $1,395,363 for the three and nine month periods ended March 31, 2001, decreased 22.6% and 30.5%, respectively, compared to $547,352 and $2,006,611 for the same periods in the prior year. The decrease is primarily attributable to a restructuring of the Company's business development department and administrative functions, and the corresponding loss of two of the Company's executives, offset by the Company's increase in its allowance for doubtful accounts. As a percentage of revenues, selling, general and administrative expenses decreased to 29.8% and 20.6%, respectively, for the three and nine month periods ended March 31, 2001, compared to 64.3% and 33.8%, respectively, for the same periods of the prior year. The Company's selling, general and administrative expenses, excluding the adjustments for its allowance for doubtful accounts in the three and nine month periods ended March 31, 2001 would have been $448,421 and $1,356,773, representing decreases of 18.1% and 32.4%, respectively, compared to the same periods of the prior year. The Company continues to focus its business development efforts on generating revenues from existing and potential clients.

   Research and development expenses decreased 31.8% and 21.6% to $32,402 and $106,869 for the three and nine month periods ended March 31, 2001, respectively, from $47,484 and $136,385 for the comparable periods of the prior year. The decrease in research and development expenses for the nine month period ended March 31, 2001, compared to the same period of the prior year, is primarily attributable to the utilization of certain of the Company's research and development personnel, as well as instruments normally used to conduct research and development, for activities necessary to meet project deadlines for clients, including contracted development work. The Company has and will continue to periodically re-deploy its personnel based on client requirements for contracted services. The Company continues to invest in its research and development efforts and plans to develop methods for use on its LC/MS/MS instrumentation for fiscal 2001 and beyond.

   No provision for income taxes has been recorded. The Company has available unused operating loss and business tax credit carryforwards, the benefit of which is reduced by a full valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

   At March 31, 2001, the Company had available $1,751,794 in current operating cash to meet the needs of its business, compared to $346,574 at June 30, 2000. Cash increased principally as a result of the Company's cash inflow from operations, including changes in the Company's operating accounts. During the nine months ended March 31, 2001, the Company invested $24,826 for capital purchases, all of which was paid in cash.

   The Company's primary source of funds is cash flow from operations, which increased by $3,062,598 in the nine months ended March 31, 2001, compared to the same period of the prior year. To conserve cash, the Company has continued with its cost cutting measures and is taking other appropriate steps to manage the Company's cash balances. However, no assurances can be given that the Company's current cash balances will be sufficient to meet the Company's ongoing operating needs or that financing can be obtained from conventional sources.

   At March 31, 2001, the Company reported a decrease in its contracts in process account which represents costs incurred for studies for which revenues have not been recognized and which are currently underway. Deposits on contracts in process have increased indicating an increase in the number of contracted studies for which initial payments have been received. Prepaid expenses have increased at March 31, 2001, compared to June 30, 2000, due to the timing of payments on certain expense items related to future periods. Changes in these account balances affect the Company's operating cash flow.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

   The Company does not have exposure to foreign currency exchange rate fluctuations since the Company's contracts require payment to the Company in U.S. dollars.


PART II.  OTHER INFORMATION

ITEM 5.   Other Information

   The Company's Vice President and Chief Financial Officer, Taryn L. Kunkel, has resigned her position effective June 1, 2001 to pursue other professional opportunities. The Company is currently conducting a search for her replacement.

ITEM 6.   Exhibits and Reports on Form 8-K

          Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended March 31, 2001.

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           PHARMAKINETICS LABORATORIES, INC.
                                           Registrant



May 15, 2001                               /s/ James M. Wilkinson, II, Ph.D.
------------                               ---------------------------------
Date                                       James M. Wilkinson, II, Ph.D.
                                           President and
                                           Chief Executive Officer



May 15, 2001                               /s/ Taryn L. Kunkel
------------                               ---------------------------------
Date                                       Taryn L. Kunkel
                                           Vice President and
                                           Chief Financial Officer