Form 10-K
period 2001-06-30
PHARMAKINETICS LABORATORIES INC
filed 2001-09-28
CIK 351506

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001          Commission file number 0-11580
                          ------------------                            -------

                       PHARMAKINETICS LABORATORIES, INC.
                      ---------------------------------
            (Exact Name of Registrant as Specified in its Charter)

                 Maryland                                52-1067519
           --------------------                -----------------------------
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

                                     None
                                     ----
                             (Title of each class)

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.005 par value
                         -----------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

As of September 21, 2001, 2,496,129 shares of Common Stock of PharmaKinetics Laboratories, Inc. were outstanding and the aggregate market value of Common Stock (based upon the average bid and asked prices as reported on the OTC Bulletin Board on that date) held by non-affiliates was $1,349,721.

Portions of the registrant's definitive proxy statement for its 2001 annual meeting of stockholders, to be filed pursuant to Regulation 14A on or prior to October 28, 2001, are incorporated into Part III of this report.

                                    PART I

ITEM 1. BUSINESS

         PharmaKinetics Laboratories, Inc. (the "Company") is a contract research organization ("CRO") providing a range of clinical research and development services to the worldwide pharmaceutical and biotechnology industries in the development of prescription and non-prescription drug products. These services include Phase I clinical research, bioanalytical laboratory testing, and the management and monitoring of multi-center clinical trials. The Company offers ancillary services in these areas such as protocol development, case report form design, data management, biostatistics and regulatory consulting. The Company has focused its business development efforts on both Generic and innovator pharmaceutical and biotechnology companies in the United States ("U.S.") and Canada. As a result of the increasingly competitive market for its services, the Company has elected to focus its business development efforts in North America.

         The Company pursues various business opportunities in the CRO industry:
(1) providing services to innovator and generic drug companies - primarily in the area of bioequivalence/bioavailability studies which may include both clinical and bioanalytical laboratory services; (2) providing Phase I clinical trials - primarily safety studies on new drugs - to the innovator pharmaceutical industry and to biotechnology firms; (3) providing bioanalytical laboratory services primarily to the innovator drug companies - this involves the analysis of biological samples, typically blood samples, both from animals and humans, which are the result of trials conducted at sites and sent to the Company's laboratory for analysis; and (4) providing project management and monitoring services to both generic and innovator pharmaceutical firms by overseeing the conduct of multi-center clinical trials typically on patients. The Company's project management expertise is in the management of smaller trials conducted at fifteen to twenty sites with 200 - 400 patients rather than the very large trials typically conducted by the large global CROs.

         At the end of July 1999, the Company received a Warning Letter from the United States Food and Drug Administration ("FDA") regarding noncompliance with certain protocol requirements in bioequivalence studies that were conducted prior to fiscal 1999. In the Warning Letter, the FDA advised the Company to take immediate corrective action and that the failure to do so may result in regulatory action. The Company responded immediately and addressed the issues raised in the Warning Letter and subsequently met with the FDA to discuss corrective steps taken by the Company to comply with regulatory requirements. FDA representatives have inspected the Company twice since the Warning Letter was issued. As of the latest inspection, in December 2000, the FDA made no adverse findings.

Services

         Phase I Services

         The Company offers complete services for the testing of pharmaceutical products to determine bioavailability and bioequivalence.

         Bioavailability testing determines the rate and extent to which an active drug ingredient is absorbed from a drug product and becomes available at the site of drug action in the human body. Typically, the determination of bioavailability is performed through the collection and laboratory analysis of blood, urine or other specimens. However, for certain drug products which are not absorbed or are minimally absorbed, for example ointments and creams, the determination of bioavailability must be performed using special procedures and equipment. Drug manufacturers are required to include information obtained from human testing in detailed laboratory and clinical studies as part of applications for approval to market certain new drug products, submitted to regulatory authorities, such as the FDA. Bioavailability data is also used to evaluate the adequacy of proposed labeling recommendations regarding dosage and administration of a drug product, to define its profile in order to evaluate product reformulations or changes in recommended dosage strength or dosage regimens, and to evaluate and substantiate controlled release claims.

         Bioequivalence testing can be used to compare the bioavailability of similar generic and brand name drugs. The FDA has established bioequivalence requirements for certain drug products or classes of drug products that are intended to be interchangeable. As a result, bioequivalence data is required in the case of new formulations of certain drug products developed by generic pharmaceutical manufacturers for marketing upon expiration of patents on brand name drugs previously found to be safe and effective. Bioequivalence testing is also required for certain drug products in the case of new formulations or new dosage forms intended to be used by the manufacturer that obtained the original approval.

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

         Protocols for the Company's clinical studies are either written by the Company's staff or provided by the sponsor. Once developed, a protocol is submitted for approval to the Company's Institutional Review Board ("IRB"), which independently evaluates and, if necessary, requests revisions to the protocol in order to safeguard the rights and welfare of the human subjects. The IRB consists of one affiliated (non-voting) individual and ten non-affiliated (voting) individuals, four of whom are medical doctors (one of these serving as chairman), one pharmacologist, one clergy, and four representatives of the community.

         For each clinical study, the Company uses volunteer study participants. The availability of sufficient numbers of qualified and willing study participants has at times been, and could in the future be, a limitation on the Company's business.

         Each prospective participant is screened at the Company's facility and examined by a physician employed by the Company. Prior to the commencement of a study, the Company's Medical Director or another qualified individual meets with the study participants to explain the purpose of the study and the fact that research is involved, the procedures to be followed and the expected duration of the testing, and to provide them with other information, including a description of any foreseeable risks or discomforts deemed relevant, to enable them to make an informed decision as to whether or not they want to participate in the study. A written consent form approved by the Company's IRB for each study, acknowledging such disclosures, is signed by each participant prior to initiation of the study.

         Study participants usually arrive at the Company's controlled environment facility the night before testing is to begin. To maximize reliability of the test data, all study participants are immediately placed on a strictly supervised schedule in which all of their activities, including eating, drinking, sleeping, recreation and type of clothing, are tightly regulated. Testing includes physical observation by medical personnel and a strict schedule of collecting blood, urine and other specimens which are subjected to analysis in the Company's analytical chemistry laboratory or by other arrangements of the sponsor.

         Bioanalytical Laboratory Services

         Laboratory analysis determines the amount of drug present in each of the hundreds of biological specimens generated by a given study conducted in humans or animals. Chemists extract the drug and metabolites (compounds into which a drug is broken down inside the body) from a specimen using a mixture of solvents or a specific extraction column. Extracted samples are then processed by the Company's analytical instrumentation, including high performance liquid chromatography, and gas chromatography interfaced with various methods of detection, including mass spectrometry. These instruments, HPLC, HPLC/MS/MS, GC and GC/MS, separate the drug and metabolites from any other remaining substances and have the ability to detect and quantify as little as billionths of a gram of material. This process of extraction and detection is called an assay method. Each drug requires the development of a unique assay method, the accuracy and precision of which must be documented according to current scientific standards to meet FDA requirements. The Company's research and development group develops and validates these unique assay methods.

         The results of these assays are entered into computers maintained by the Company to show change in the concentration of drug in the blood over time and to determine statistically whether the product being evaluated is equivalent to the already marketed product or other reference material. A detailed report on the results of the analysis is prepared by Company scientists and submitted to the client requesting the test. Following the system used by the FDA for granting approval to market new drug products, the pharmaceutical manufacturer may use the report to support either a New Drug Application ("NDA") or, in the case of generic drugs, an Abbreviated New Drug Application ("ANDA"). In the event that the study results show the product is not bioequivalent, they may provide the basis for additional development work and further bioequivalence studies or the manufacturer may withdraw its NDA or ANDA application.

         The Company also provides bioanalytical laboratory services to innovator drug companies conducting clinical trials around the country. Samples from these trials are sent to the Company's laboratory for analysis.

         Clinical Trial Management and Monitoring

         The Company provides project management and monitoring of Phase II, III and IV multi-center clinical trials. In the course of such projects, the Company's personnel may be involved in document development, investigator recruitment and selection, site evaluation, investigator meeting coordination, on-site study monitoring, data management and statistical services.

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

         Consulting Services

         The Company provides comprehensive consulting services to pharmaceutical and biotechnology companies including: representation with state formularies, pre-audit facility inspections, NDA and ANDA report writing, data assessment, report and literature review, protocol design and development, full statistical data analysis, and liaison with the FDA.

Liability Exposure

         The Company's Phase I service tests innovator and generic (already marketed) drugs on human volunteers pursuant to a study protocol. Such testing involves a risk of liability for personal injury or death to participants due, among other reasons, to possible unforeseen adverse side effects or improper administration of the drug.

         The Company believes that the risk of liability to participants in Phase I testing is mitigated by various regulatory requirements, including the role of the IRB and the need to obtain each participant's informed consent. The FDA requires that each human clinical trial be reviewed and approved by the IRB at each study site. The Company has its own independent IRB that reviews and approves protocols conducted at the Company's Phase I center. This is an independent committee that includes both medical and non-medical personnel whose major purpose is to protect the interests and well being of individuals enrolled in the trial. After the trial begins, the IRB monitors compliance with the protocol and measures designed to protect participants, such as the requirement to obtain the informed consent.

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

Government Regulation

         The Company's services are conducted for pharmaceutical and biotechnology companies to support their applications for approval to market new "branded" or bioequivalent generic drug products. These companies, and therefore the Company, are subject to extensive regulation by government authorities. Regulatory proceedings that adversely affect the Company's clients could adversely affect the Company's business. The repeal or significant alteration of some or all of the laws or regulations requiring testing of the type performed by the Company could have a material adverse effect on the Company's business. However, regulatory changes that require additional or more complex testing to be performed in support of the drug approval process could significantly enhance the Company's business. Management believes that legislation and regulation, on balance, have a favorable impact on the demand for its services by providing sponsors and manufacturers of new drugs with additional requirements that increase the need for outsourcing.

         The services provided by the Company and the activities of its clients are ultimately subject to FDA regulation in the U.S. and comparable agencies in other countries. The Company is obligated to comply with FDA requirements governing the conduct of clinical trials as stated in the Code of Federal Regulations. These regulations are commonly referred to as Good Clinical Practices (GCPs) and Good Laboratory Practices (GLPs) and cover activities such as obtaining informed consent, verifying qualifications of investigators, complying with Standard Operating Procedures ("SOPs"), reporting adverse reactions to drugs, and maintaining thorough and accurate records. The Company must maintain source documents for each study for specified periods. Such documents are frequently reviewed by the study sponsor during visits to the Company's facility and may be reviewed by the FDA during audits. Non-compliance with FDA regulations can result in the disqualification of data collected during a study.

         At the end of July 1999, the Company received a Warning Letter from the United States Food and Drug Administration ("FDA") regarding noncompliance with certain protocol requirements in bioequivalence studies that were conducted prior to fiscal 1999. In the Warning Letter, the FDA advised the Company to take immediate corrective action and that the failure to do so may result in regulatory action. The Company responded immediately and addressed the issues raised in the Warning Letter and subsequently met with the FDA to discuss corrective steps taken by the Company to comply with regulatory requirements. FDA representatives have inspected the Company twice since the Warning Letter was issued. As of the latest inspection, in December 2000, the FDA made no adverse findings.

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

Competition

         The Company competes primarily against other CROs and pharmaceutical companies' in-house research departments. The CRO industry is highly fragmented, with several large CROs and many small specialty providers. Many of the large full service CROs have substantially greater capital and other resources than the Company. The continuing trend towards industry consolidation has resulted in heightened competition among the larger CROs. The Company competes in a specialty niche segment of the overall market where total size is a less important competitive factor than in the overall CRO industry. Clients choose to use the Company, or a direct competitor, on the basis of prior experience with the Company, its reputation for quality of the service provided, the ability to schedule the work in a timeframe which meets the client's needs, scientific and technical capability and the price of the services performed. The Company believes it can compete effectively in these areas.

Clients

         The Company has served most of the leading U.S. and Canadian generic drug firms and several of the leading U.S. and European pharmaceutical companies. The Company's clients also include companies which utilize biotechnology and other emerging technologies to develop new drugs.

         The Company has in the past derived, and may in the future derive, a significant portion of its revenue from a relatively limited number of major clients. Concentrations of business in the CRO industry are not uncommon and the Company is likely to experience such concentration in future years. A single client contributed in excess of 10% of contract revenue, accounting for approximately 16%, 13%, and 3% of contract revenue, for the fiscal years ended June 30, 2001, 2000 and 1999 respectively. In addition, another client contributed in excess of 16% for the fiscal year ended June 30, 2000.

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

Export Sales

         The Company conducts studies for a number of companies outside of the U.S., primarily in Canada and Europe, in addition to many domestic companies. This work is billed and paid in U.S. dollars, therefore eliminating currency exchange risk to the Company. The following table approximates revenue recognized by the Company from its clients outside of the United States.

                                    Fiscal Years Ended June 30,
                                    ---------------------------
                               2001             2000            1999
                               ----             ----            ----
         Canada             $  944,000       $  964,000      $2,679,000
         Europe & other        616,000          402,000         391,000
         Total              $1,560,000       $1,366,000      $3,070,000
                            ==========       ==========      ==========

Backlog

         The Company maintains a backlog of its business, representing studies underway in-house for which revenue has not yet been recognized, and studies that have been awarded to the Company by its various clients, but have yet to begin. At June 30, 2001, the backlog was approximately $7.6 million. The Company expects to recognize revenue from this backlog during fiscal 2002 and future fiscal years.

Employees

         At June 30, 2001, the Company had 96 employees (29 of whom were part-time employees), of which 5 hold Ph.D. or M.D. degrees and 9 others hold advanced degrees. The Company does not have collective bargaining agreements with any of its employees and considers its employee relations to be satisfactory.

ITEM 2. PROPERTIES

       The Company's principal executive offices are located in Baltimore, Maryland, where it owns a building containing approximately 142,000 square feet of space of which approximately 117,000 square feet are utilized in the Company's operations and 25,000 square feet could be made available for the expansion of the Company's operations when necessary. The building contains a consolidated analytical chemistry laboratory, a controlled live-in clinical facility with a 120 bed capacity, and corporate-wide information and data management systems.

ITEM 3. LEGAL PROCEEDINGS

       From time to time, the Company is involved in disputes and/or litigation encountered in the ordinary course of its business. The Company does not believe that the ultimate impact of the resolution of such outstanding matters will have a material effect on the Company's financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to security holders for a vote during the fourth quarter of the fiscal year ended June 30, 2001.

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

                                      Year Ended                            Year Ended
                                     June 30, 2001                         June 30, 2000
                                     -------------                         -------------
         Quarter                 High               Low               High               Low
         -------                 ----               ---               ----               ---
First                           $  0.75           $  0.63            $  1.59           $  0.88
Second                          $  0.72           $  0.28            $  1.38           $  0.63
Third                           $  0.63           $  0.38            $  1.31           $  0.78
Fourth                          $  0.70           $  0.52            $  1.25           $  0.63

       Such quotations, which have been restated to give effect to the reverse stock split described below, reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The approximate number of shareholders of record at September 21, 2001, was 1,442.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data for each of the years in the five-year period ended June 30, 2001 have been derived from our consolidated financial statements and related notes thereto as of June 30, 1997 through 2001, and for the years then ended, which have been audited by PricewaterhouseCoopers LLP, our independent auditors. The selected information set forth below should be read in conjunction with our consolidated financial statements and the related footnotes, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K report.

                                                                      Fiscal Years Ended June 30,
                                                         2001          2000         1999          1998          1997
                                                         ----          ----         ----          ----          ----
STATEMENT OF OPERATIONS DATA:
Total revenues                                       $ 8,913,310   $ 8,023,905   $ 9,828,369  $ 12,326,009   $ 9,597,536
Costs and expenses:
Cost of contracts                                      7,469,506     8,513,540     8,112,227     8,930,681     7,053,560
Selling, general and administrative expenses           1,880,074     2,462,011     2,568,900     2,210,137     2,057,212
Research and development expenses                        112,510       158,255       511,681       568,444       446,677
                                                   ---------------------------------------------------------------------
Total costs and expenses                               9,462,090    11,133,806    11,192,808    11,709,262     9,557,449
                                                   ---------------------------------------------------------------------
Operating (loss) income                                 (548,780)   (3,109,901)   (1,364,439)      616,747        40,087
Other income and expenses, net                            35,790       151,847        36,724        14,200      (149,600)
Provision for income taxes                                     -             -             -        (8,200)            -
                                                   ---------------------------------------------------------------------
Net (loss) income before deemed preferred stock
dividend                                                (512,990)   (2,958,054)   (1,327,715)      622,747      (109,513)
                                                   ---------------------------------------------------------------------
Deemed preferred stock dividend                                -             -             -    (1,020,793)            -
                                                   ---------------------------------------------------------------------
Net loss applicable to common stockholders           $  (512,990)  $(2,958,054)  $(1,327,715) $   (398,046)  $  (109,513)
                                                   ---------------------------------------------------------------------

Basic and diluted loss per common share              $     (0.21)  $     (1.19)  $     (0.53) $      (0.16)  $     (0.04)
                                                   =====================================================================
Basic and diluted weighted-average shares
outstanding                                            2,496,129     2,496,129     2,493,349     2,440,429     2,439,129
                                                   =====================================================================

                                                                                  June 30,
                                                       2001           2000         1999          1998          1997
                                                       ----           ----         ----          ----          ----
BALANCE SHEET DATA:
Cash and cash equivalents                            $   414,008   $   346,574   $ 2,233,198  $  3,358,506   $   556,040
Total Assets                                         $ 5,702,649   $ 6,550,186   $ 9,284,954  $ 10,107,478   $ 5,958,732
Long-term debt                                       $         -   $    62,051   $   142,702  $    235,074   $ 1,538,945
Total Stockholders' equity                           $ 3,389,637   $ 3,902,627   $ 6,587,243  $  7,873,583   $ 2,438,241


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE

     From time to time in this annual report on Form 10-K, we may make statements that reflect our current expectations regarding our future results of operations, economic performance, and financial condition, as well as other matters that may affect our business.

     While these statements reflect our current plans and expectations, and we base the statements on information currently available to us, we cannot be sure that we will be able to implement these plans successfully. We may not realize our expectations in whole or in part, in the future.

     Any of these statements we make in this annual report on Form 10-K that are forward-looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We wish to caution you that our actual results may differ significantly from the results we discuss in the forward-looking statements.

     We discuss factors that could cause or contribute to such differences elsewhere in this annual report on Form 10-K under the caption "Risk Factors and Certain Forward-Looking Information". In addition, any forward-looking statements we make in this document speak only as of the date of this document, and we do not intend to update any such forward-looking statements to reflect events or circumstances that occur after that date.

INTRODUCTION

     In the following sections of this Management's Discussion and Analysis of Financial Condition and Results of Operation ("MD&A"), we explain the general financial condition and the results of operations for PharmaKinetics, including:

          -    what our revenues were in 2001, 2000, and 1999;
          -    why revenues and expenses changed from the year before;
          -    where our revenues came from;
          -    how all of the foregoing affect our overall financial condition;
               and
          - what our expenditures for capital projects were in 2001, 2000 and 1999 and a description of our capital requirements.

     As you read this MD&A, you may find it helpful to refer to our consolidated financial statements beginning on page 15 of this annual report. These consolidated financial statements present the results of our operations for 2001, 2000, and 1999, as well as our financial position at June 30, 2001 and 2000. We analyze and explain the annual changes in the specific line items set forth in the section of our consolidated financial statements titled "Consolidated Statements of Operations."

GENERAL

     PharmaKinetics Laboratories, Inc. is a contract research organization providing services to the worldwide pharmaceutical and biotechnology industry in the development of prescription and non-prescription drug products. The services offered are primarily in the following areas:

          -    Phase I services;
          -    bioanalytical laboratory services;
          -    clinical trial management and monitoring; and
          -    consulting services.

     The nature of the Company's services and recurring business result in the Company having individual clients whose business could account for 10% or more in any fiscal year. Since the Company's inception in 1976, the Company has assisted pharmaceutical clients with over 900 Abbreviated New Drug ("ANDA") and New Drug ("NDA") approvals that were received as a result of the conduct of over 2,500 studies. The Company's services are provided in accordance with regulations, promulgated by FDA, as well as submissions to the Canadian Health Protection Branch ("HPB"), which govern clinical trials and the drug approval process.

RESULTS OF OPERATIONS

     In this section we discuss our 2001, 2000 and 1999 revenues, costs and expenses, and other income and expenses, as well as the factors affecting each of them.

REVENUES

     In 2001, 2000 and 1999 our revenues consisted of the following:

                                                              Fiscal Years Ended June 30,
                                                                    (in thousands)

                                                         2001            2000            1999
                                                         ----            ----            ----
       Phase I Services                                 $5,458          $5,974          $7,171
       Bioanalytical Laboratory Service                  1,522             445             293
       Clinical Trial Mgt and Monitoring                 1,490           1,388           2,006
       Licensing                                            32              67             211
       Consulting services                                 411             150             147
                                                        ------          ------          ------
              Total                                     $8,913          $8,024          $9,828
                                                        ======          ======          ======

     Total revenues were $8.9 million, $8.0 million and $9.8 million for the fiscal years ended June 30, 2001, 2000 and 1999, respectively. The increase in revenue in 2001 compared to 2000 is primarily in the areas of bioanalytical laboratory services and consulting services. During the course of the year, the Company had focused its marketing efforts in the area of bioanalytical laboratory services and believes the increase in revenues is due to such efforts. The decrease in revenue in 2000 compared to 1999 is primarily in the areas of Phase I services and clinical trial management. The Company believes this downturn in revenue to be directly related to the warning letter from the FDA in July 1999.

COST OF CONTRACTS

     Cost of contracts were $7.5 million, $8.5 million and $8.1 million for the fiscal years ended June 30, 2001, 2000 and 1999, respectively. The decrease in cost of contracts in 2001 compared to 2000 is primarily attributable to the Company's effort to contain and or reduce certain fixed costs. The increase in cost of contracts in 2000 compared to 1999 is due to the Company's costs being relatively fixed and 1999 included the reversal of an accrued expense totaling $0.12 million a result of a liability, which did not materialize and the recognition of a refund of approximately $0.12 million for which expenses had previously been recognized.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative ("SG&A") expenses were $1.9 million, $2.5 million and $2.6 million for the fiscal years ended June 30, 2001, 2000 and 1999, respectively. The decrease in SG&A expenses in 2001 compared to 2000 is primarily attributable to a reduction in personnel costs of $0.2 million, a reduction in certain business development costs of $0.1 million and the recognition of $0.3 million in expense related to the settlement with Altana, Inc. in fiscal year 2000. The decrease in SG&A expenses in 2000 compared to 1999 is primarily attributed to a restructuring of the Company's business development department, the corresponding loss of one of the Company's executives, offset by increased spending for business development related efforts, a non-recurring expense of $0.3 million related to the settlement of the lawsuit with Altana, Inc. and $43,000 in expenses related to the Company's Year 2000 compliance effort.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development ("R&D") expenses were $0.1 million, $0.2 million and $0.5 million for the fiscal years ended June 30, 2001, 2000 and 1999, respectively. The decrease in R&D expenses in 2001 compared to 2000 is primarily attributable to the utilization of certain of the Company's R&D personnel for activities necessary to meet project deadlines for clients, including contracted development work. The Company from time to time redeploys personnel based on client requirements for contracted services. The decrease in R&D expenses in 2000 compared to 1999 is primarily attributable to the loss of certain of the Company's research and development staff. Certain clients for whom sample analysis and method development were part of contracted services subsidized a portion of the Company's development efforts in 2001 and 2000. The Company continues, when possible, to invest in its research and development effort to develop methods for utilization in current and future studies related primarily to its LC/MS/MS instrumentation.

INCOME TAXES

     No benefit for income taxes was recorded for the fiscal years ended June 30, 2001, 2000 and 1999, due to the uncertainty of utilizing such benefits.

OTHER INCOME AND EXPENSES

     Other income and expenses consists primarily of interest income earned on overnight investments and interest expense related to capital lease obligations. Income was $50,306, $51,989 and $131,349 for the fiscal years ended June 30, 2001, 2000 and 1999, respectively. The decrease in interest income in 2001 compared to 2000 and 2000 compared to 1999 is primarily related to a reduction in the average invested cash balances. Interest expense was $14,091, $19,813 and $29,057 for the fiscal years ended June 30, 2001, 2000 and 1999, respectively. The decrease in interest expense in 2001 compared to 2000 and 2000 compared to 1999 is primarily due to the expiration of certain of the Company's capital leases.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $414,008 at June 30, 2001. The Company's primary source of funds is cash flow from operations, which was $157,459. The Company utilized its cash by investing in capital assets ($27,974) and paying down capital lease obligations ($62,051). The Company seeks to finance the acquisition of larger capital assets through leasing arrangements. There were no such arrangements in place at June 30, 2001 except the expiration of an existing capital leased asset.

     The Company's near term and long-term operating strategies focus on its sales and marketing efforts to gain new as well as previous customers. In addition, the Company has and is pursuing cost cutting measures and is taking other appropriate steps to manage the Company's cash balances. The Company believes it has addressed the issues and the impact of the FDA warning letter on its business. The Company maintains a backlog of its business, representing studies underway in-house for which revenue has not yet been recognized, and studies that have been awarded to the Company by its various clients, but have yet to begin. At June 30, 2001, the backlog was approximately $7.6 million. The Company expects to recognize revenue from this backlog during fiscal 2002 and future fiscal years. The Company believes that the successful implementation of its plans will enable the Company to return to profitability and allow the Company to meet its cash needs.

     The Company cannot guarantee that the results from operations will be sufficient to support the Company's liquidity requirements through June 30, 2002 and beyond. There can be no assurance that the above actions will be accomplished or whether they will be adequate.

RISK FACTORS AND CERTAIN FORWARD-LOOKING INFORMATION

     As discussed in the Cautionary Note at the beginning of this MD&A, certain statements in this MD&A and elsewhere in this annual report on Form 10-K are forward-looking statements based on current expectations, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties include those set forth under the following captions. Other more general factors that could cause or contribute to such differences include, but are not limited to, general economic conditions, conditions affecting the pharmaceutical industry, and consolidation resulting in increased competition within the Company's market.

Warning Letter

     At the end of July 1999, the Company received a Warning Letter from the FDA regarding the Company's noncompliance with certain protocol requirements in bioequivalence studies that were conducted prior to fiscal 1999. In the Warning Letter, the FDA advised the Company to take immediate corrective action and that the failure to do so may result in regulatory action. The Company has responded to the FDA and has taken the corrective actions it believes necessary to address the issues and concerns raised in the Warning Letter. FDA representatives have inspected the Company twice since the Warning Letter was issued. As of the latest inspection, in December 2000, the FDA made no adverse findings. The receipt of this letter has had, and any further regulatory action could have, a material adverse effect on the Company's ability to market its services and obtain new business. The resulting downturn in business has negatively affected, and could continue to negatively affect, the Company's financial condition and results of operations.

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


Dependence of the Company on Certain Clients

     The Company has in the past derived, and may in the future derive, a significant portion of its revenue from a relatively limited number of major clients. Concentrations of business in the CRO industry are not uncommon and the Company is likely to experience such concentration in future years. A single client contributed in excess of 10% of contract revenue, accounting for approximately 16%, 13%, and 3% of contract revenue, for the fiscal years ended June 30, 2001, 2000, and 1999 respectively. In addition, another client contributed in excess of 16% for the fiscal year ended June 30, 2000.

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

Dependence of the Company on Key Personnel

     The Company depends on a number of key individuals, the loss of any one of which could have a material adverse effect on the Company's operations. The Company also depends on its ability to attract and retain qualified scientific, medical and technical employees. The Company has experienced difficulty in recruiting individuals for such positions due to intense competition in the marketplace. There can be no assurance that the Company will be able to retain its existing, scientific, medical and technical personnel, or to attract and retain qualified employees. The Company's inability to attract and retain qualified individuals would have a material adverse effect on the Company's business, financial condition, and results of operations.

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

Dependence of the Company on the Availability of Volunteer Study Participants

     The Company uses volunteer study participants for each Phase I clinical study. The availability of sufficient numbers of qualified and willing study participants has at times been, and could in the future be, a limitation on the Company's business. The Company's inability to attract qualified individuals for its studies would have a material adverse effect on the Company's business, financial condition, and results of operations.

Competition and Consolidation within the Company's Market

     The Company competes primarily against other CROs and pharmaceutical companies in-house research departments. The CRO industry is highly fragmented, with several large CROs and many small specialty providers. Many of the large full service CROs have substantially greater capital and other resources than the Company. The continuing trend towards industry consolidation has resulted in heightened competition among the larger CROs.

This consolidation has generated increased competition for clients and placed pressures on small specialty providers. The Company competes in a specialty niche segment of the overall market where total size is a less important competitive factor than in the overall CRO industry. Clients choose to use the Company, or a direct competitor, on the basis of prior experience with the Company, its reputation for the quality of service provided, the ability to schedule the work in a time frame that meets the client's needs, scientific and technical capability and the price of the services performed. This may lead to price and other forms of competition that may have a material adverse effect on the Company and its results of operations.

Financial Results and Liquidity

     The Company has incurred losses from operations since fiscal year 1999 and has been adversely impacted by a warning letter issued by the FDA in fiscal 2000. The Company had negative cash flows from operations for fiscal year 2000, but generated $157,459 of cash flows from operations in fiscal year 2001.

     The Company's near term and long-term operating strategies focus on its sales and marketing efforts to gain new as well as previous customers. In addition, the Company has and is pursuing cost cutting measures and is taking other appropriate steps to manage the Company's cash balances. The Company believes it has addressed the issues and the impact of the FDA warning letter on its business. The Company maintains a backlog of its business, representing studies underway in-house for which revenue has not yet been recognized, and studies that have been awarded to the Company by its various clients, but have yet to begin. At June 30, 2001, the backlog was approximately $7.6 million. The Company expects to recognize revenue from this backlog during fiscal 2002 and future fiscal years. The Company believes that the successful implementation of its plans will enable the Company to return to profitability and allow the Company to meet its cash needs.

     The Company cannot guarantee that the results from operations will be sufficient to support the Company's liquidity requirements through June 30, 2002 and beyond. There can be no assurance that the above actions will be accomplished or whether they will be adequate. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS
                                 ------------

To the Board of Directors and Stockholders of PharmaKinetics Laboratories, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 29 present fairly, in all material respects, the financial position of PharmaKinetics Laboratories, Inc. and its subsidiary at June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 29 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has suffered recurring losses from operations and has negative working capital. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                              /s/PricewaterhouseCoopers LLP
                              -----------------------------
                              PricewaterhouseCoopers LLP

Baltimore, Maryland
August 31, 2001

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       PHARMAKINETICS LABORATORIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                             June 30,
                                                                                             --------
                                                                                    2001                  2000
                                                                                    ----                  ----
                                 ASSETS
                                 ------
Current assets:
  Cash and equivalents                                                          $    414,008          $    346,574
  Accounts receivable, net                                                         1,442,765             1,161,169
  Contracts in process                                                               129,750               737,635
  Prepaid expenses                                                                   204,596               223,480
                                                                                ------------          ------------
     Total current assets                                                          2,191,119             2,468,858

Property, plant and equipment, net                                                 3,445,542             3,992,016
Other assets                                                                          65,988                89,312
                                                                                ------------          ------------
                                                                                $  5,702,649          $  6,550,186
                                                                                ============          ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------
Current liabilities:
  Accounts payable and accrued expenses                                         $    756,115          $  1,245,032
  Deposits on contracts in process                                                 1,556,897             1,340,476
                                                                                ------------          ------------
     Total current liabilities                                                     2,313,012             2,585,508
Long-term debt                                                                             -                62,051
                                                                                ------------          ------------
                                                                                   2,313,012             2,647,559
                                                                                ------------          ------------
Commitments and Contingent Liabilities

Stockholders' Equity:
Preferred stock, no par value; authorized 1,500,000 shares
  Class A convertible preferred stock, no par value;
     Issued and outstanding, 833,300 shares at June 30, 2001
     and 2000, respectively.                                                       4,937,500             4,937,500
  Class B convertible preferred stock, no par value;
     Issued and outstanding, 250,000 shares at June 30, 2001
     and 2000, respectively.                                                         273,438               273,438
  Common stock, $.005 par value; authorized,
     10,000,000 shares; issued and outstanding,
     2,496,129 shares at June 30, 2001 and 2000, respectively.                        12,481                12,481
  Additional paid-in capital                                                      11,929,886            11,929,886
  Accumulated deficit                                                            (13,763,668)          (13,250,678)
                                                                                ------------          ------------
     Total stockholders' equity                                                    3,389,637             3,902,627
                                                                                ------------          ------------
                                                                                $  5,702,649          $  6,550,186
                                                                                ============          ============


________________________________________________________________________________
See accompanying notes to consolidated financial statements.

                       PHARMAKINETICS LABORATORIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Fiscal Years Ended June 30,
                                                                        ---------------------------
                                                                   2001             2000             1999
                                                                   ----             ----             ----
Revenues                                                         $8,913,310      $ 8,023,905      $ 9,828,369

Cost of contracts                                                 7,469,506        8,513,540        8,112,227
                                                                  ---------      -----------      -----------

Gross profit (loss)                                               1,443,804         (489,635)       1,716,142


Selling, general and administrative expenses                      1,880,074        2,462,011        2,568,900
Research and development expenses                                   112,510          158,255          511,681
                                                                 ----------      -----------      -----------

Loss from operations                                               (548,780)      (3,109,901)      (1,364,439)

Other income and expenses
  Interest income                                                    49,881           51,989          131,349
  Interest expense                                                  (14,091)         (19,813)         (29,057)
  Gain on sale of investments                                             -          154,158                -
  Loss on disposal of equipment                                           -          (34,487)               -
  Write-down of investment                                                -                -          (65,568)
                                                                 ----------      -----------      -----------
                                                                     35,790          151,847           36,724
                                                                 ----------      -----------      -----------

Net loss applicable to common stockholders                       $ (512,990)     $(2,958,054)     $(1,327,715)
                                                                 ==========      ===========      ===========

Basic and diluted loss per common share                          $    (0.21)     $     (1.19)           (0.53)
                                                                 ==========      ===========      ===========

Weighted-average shares used to compute basic and diluted
loss per common share                                             2,496,129        2,496,129        2,493,349
                                                                 ==========      ===========      ===========



-------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                       PHARMAKINETICS LABORATORIES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                             Preferred Stock
                                                     Class A                Class B              Common Stock          Additional
                                               Number of              Number of              Number of                   Paid-in
                                                Shares      Amount      Shares     Amount      Shares       Amount       Capital
                                                ------      ------      ------     ------      ------       ------       -------
Balance, July 1, 1998                           833,300   $4,937,500          -  $      -    2,456,129    $   12,281  $ 11,867,086
Comprehensive loss
   Net loss
   Other comprehensive loss
    Unrealized loss on available-for-sale
    security

Total comprehensive loss

Exercise of stock options
                                                                                                40,000           200        62,800
                                                ----------------------------------------------------------------------------------
Balance, June 30, 1999                          833,300   $4,937,500          -  $      -    2,496,129    $   12,481  $ 11,929,886
                                                ----------------------------------------------------------------------------------
Comprehensive loss
   Net loss
   Other comprehensive loss

Total comprehensive loss

Issuance of preferred stock in settlement
 of lawsuit
                                                                        250,000   273,438
                                                ----------------------------------------------------------------------------------
Balance, June 30, 2000                          833,300   $4,937,500    250,000  $273,438    2,496,129    $   12,481  $ 11,929,886
                                                ----------------------------------------------------------------------------------
Comprehensive loss

   Net loss
   Other comprehensive loss

Total comprehensive loss
                                                ----------------------------------------------------------------------------------
Balance, June 30, 2001                          833,300   $4,937,500    250,000  $273,438    2,496,129    $   12,481  $ 11,929,886
                                                ----------------------------------------------------------------------------------

                                                                 Other Accumulated           Total
                                               Accumulated         Comprehensive         Stockholders'
                                                 Deficit           Income (loss)            Equity
                                                 -------           -------------            ------
Balance, July 1, 1998                         $ (8,964,909)      $          21,625       $   7,873,583
Comprehensive loss
   Net loss                                     (1,327,715)                                 (1,327,715)
   Other comprehensive loss
    Unrealized loss on available-for-sale
    security                                                               (21,625)            (21,625)
                                                                                         -------------
Total comprehensive loss                                                                 $  (1,349,340)
                                                                                         -------------
Exercise of stock options
                                                                                                63,000
------------------------------------------------------------------------------------------------------
Balance, June 30, 1999                        $(10,292,624)                      -       $   6,587,243
------------------------------------------------------------------------------------------------------
Comprehensive loss
   Net loss                                     (2,958,054)                                 (2,958,054)
   Other comprehensive loss                                                                          -
                                                                                         -------------
Total comprehensive loss                                                                 $  (2,958,054)
                                                                                         -------------
Issuance of preferred stock in settlement
 of lawsuit
                                                                                               273,438
------------------------------------------------------------------------------------------------------
Balance, June 30, 2000                        $(13,250,678)                      -       $   3,902,627
------------------------------------------------------------------------------------------------------
Comprehensive loss

   Net loss                                       (512,990)                                   (512,990)
   Other comprehensive loss                                                                          -
                                                                                         -------------
Total comprehensive loss                                                                 $    (512,990)
                                                                                         -------------

------------------------------------------------------------------------------------------------------
Balance, June 30, 2001                        $(13,763,668)                      -       $   3,389,637
------------------------------------------------------------------------------------------------------



     ---------------------------------------------------------------------------
     See accompanying notes to consolidated financial statements.

                       PHARMAKINETICS LABORATORIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                              Years ended June 30,
                                                                                              --------------------
                                                                                        2001           2000             1999
                                                                                        ----           ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                         $  (512,990)   $ (2,958,054)      $(1,327,715)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
     Depreciation and amortization                                                     574,448         653,023           605,635
     Issuance of preferred stock in settlement of lawsuit                                    -         273,438                 -
     Gain on sale of investment                                                              -        (154,158)                -
     Loss on disposal of equipment                                                           -          34,487                 -
     Bad debt expense                                                                   37,038               -            86,600
     Write-down of investment                                                                -               -            65,568
 Changes in operating assets and liabilities:
     Accounts receivable, net                                                         (318,634)        356,861           127,223
     Contracts in process                                                              607,885         112,133          (109,684)
     Prepaid expenses and non-current other assets                                      42,208          22,907             8,054
     Accounts payable and accrued expenses                                            (488,917)        183,299           163,702
     Deposits on contracts in process                                                  216,421        (141,078)          399,549
                                                                                   -----------    ------------     -------------
        Net cash provided by (used in) operating activities                            157,459      (1,617,142)           18,932
                                                                                   -----------    ------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                  (27,974)       (354,983)       (1,107,805)
  Proceeds from sale of investment                                                           -         177,874                 -
                                                                                   -----------    ------------     -------------
       Net cash used in investing activities                                           (27,974)       (177,109)       (1,107,805)
                                                                                   -----------    ------------     -------------

CASH FLOWS FROM FINANCING ACTIVITES:

  Proceeds from exercise of stock options                                                    -               -            63,000
  Payments on capital lease obligations                                                (62,051)        (92,373)          (99,435)
                                                                                   -----------    ------------     -------------
       Net cash used in financing activities                                           (62,051)        (92,373)          (36,435)
                                                                                   -----------    ------------     -------------

Net increase (decrease) in cash and cash equivalents                                    67,434      (1,886,624)       (1,125,308)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF YEAR                                     346,574       2,233,198         3,358,506
                                                                                   -----------    ------------     -------------
CASH AND CASH EQUIVALENTS AT THE END OF YEAR                                       $   414,008    $    346,574       $ 2,233,198
                                                                                   ===========    ============     =============

Supplemental disclosures of cash flow information:
  Interest paid                                                                    $    11,889    $     19,277       $    28,556
                                                                                   -----------    ------------     -------------





--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                       PHARMAKINETICS LABORATORIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND DESCRIPTION OF BUSINESS

     PharmaKinetics Laboratories, Inc. (the "Company") is a contract research organization ("CRO"), located in Baltimore, Maryland, providing a range of clinical research and development services to the worldwide pharmaceutical and biotechnology industries in the development of prescription and non-prescription drug products. These services include Phase I clinical research, bioanalytical laboratory testing, and the management and monitoring of multi-center clinical trials. The Company offers ancillary services in these areas such as protocol development, case report form design, data management, biostatistics and regulatory consulting.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Principles of Consolidation

     The accompanying consolidated financial statements include the results of the Company and the PKLB Limited Partnership, a wholly owned subsidiary, which owns the building the Company occupies. The Company includes 100% of the building operations in its financial statements.

Segment Information

     The Company operates in one industry segment, the testing and related research of pharmaceutical products. The Company is managed and operated as one business. A single management team that reports to the Chief Executive Officer comprehensively manages the entire business. The Company does not operate separate lines of business or separate business entities. In addition, the Company operates from its corporate headquarters located within the United States. The Company does not have separately reportable segments as defined by Standard of Financial Accounting Standards ("SFAS") SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information.

Cash Equivalents

     The Company classifies all highly liquid investments with an original maturity of three months or less at the time of purchase as cash equivalents.

Accounts Receivable

     The Company grants unsecured credit to its customers. At June 30, 2001, and 2000, accounts receivable is shown net of the allowance for doubtful accounts of $85,000 and $47,962, respectively.

Investments

     The Company classifies investments at the time of purchase as either available-for-sale or held-to-maturity. Investments in securities that are classified as available-for-sale are carried at their fair values. Unrealized holding gains and losses on available-for-sale securities are excluded from current earnings (loss) and are reported as a separate component of stockholders' equity as "Accumulated other comprehensive income (loss)". Realized gains and losses on available-for-sale securities are determined on a specific identification basis.

     A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other than temporary is an impairment that would result in a reduction in the carrying amount to fair value. Such impairment, if any, is charged to current earnings, and an adjusted cost basis for the security is established.

Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation and amortization are calculated on the straight-line method over the estimated useful lives of the assets, generally five years for furniture and equipment and fifteen to thirty-six years for building and improvements. Upon the disposition of assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the

Consolidated Statements of Operations. Expenditures for repairs and maintenance are expensed as incurred.

Contracts in Process and Deposits on Contracts

     Contracts in process include direct and indirect costs related to contract performance. Deposits on contracts represent interim payments. Upon completion of the contract, the customer is billed for the total contract amount less any deposits or interim payments.

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

     License fee income is recognized as a percentage of licensed product sales as reported to the Company from the licensee. In fiscal year 2001, the Company had such a license fee agreement from which it received license fee income. This license agreement expires in fiscal year 2004. In fiscal year 1999, the Company received license fee income from license fee agreements, which expired in June 1999. The Company recognized license fee income of $32,452, $67,579, and $210,648, during fiscal years ended June 30, 2001, 2000, and 1999, respectively.

     The Company conducts studies for a number of companies outside of the United States (U.S.), primarily in Canada and Europe, in addition to many domestic companies. This work is billed and paid in U.S. dollars, so there is no currency exchange risk to the Company. The following table approximates revenue recognized by the Company from its clients outside of the United States.

                                                                 Year Ended June 30,
                                                                 -------------------
                                                         2001             2000            1999
                                                         ----             ----            ----
     Canada                                           $  944,000       $  964,000     $2,679,000
     Europe & other                                      616,000          402,000        391,000
                                                      ----------       ----------    -----------
     Total                                            $1,560,000       $1,366,000     $3,070,000
                                                      ==========       ==========     ==========

Significant Client

     A single client contributed in excess of 10% of contract revenue, accounting for approximately 16%, 13%, and 3% of contract revenue, for the fiscal years ended June 30, 2001, 2000, and 1999 respectively. In addition, another client contributed in excess of 16% for the fiscal year ended June 30, 2000.


Accounting for Income Taxes

     Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that such tax rate changes are enacted.

Research and Development Expenses

     The nature of the Company's bioanalytical laboratory services requires the Company to develop new assay methods for use in testing pharmaceutical products in order to determine the amount of drug present in each of the biological specimens tested. Each drug being tested requires the development of a unique assay method, the accuracy and precision of which must be documented according to current scientific standards to meet requirements established by the United States Food and Drug Administration ("FDA"). The Company's research and development group develops and validates these unique assay methods. These research and development costs are expensed as incurred.

Stock-Based Compensation

     The Company discloses information relating to stock-based compensation awards in accordance with SFAS No.123, Accounting for Stock-Based Compensation, ("SFAS 123"), and has elected to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25"), to such compensation awards. Under the Company's employee stock option plans, the Company grants employee stock options at an exercise price equal to the fair market value at the date of grant. No compensation expense is recorded with respect to such stock option grants. Compensation expense for options granted to non-employees is determined in accordance with SFAS 123 as the fair value of the consideration received or the fair value of the equity instruments issued whichever is more reliably measured.

Earnings (Loss) per Share

     Basic earnings (loss) per share ("EPS") is computed by dividing earnings
(loss) by the weighted-average number of shares outstanding for the period. The computation of Diluted EPS is similar to Basic EPS except that the weighted-average number of shares outstanding for the period is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. Potential common shares are excluded if the effect on earnings (loss) per share is antidilutive.

     The following table presents the computations of basic and diluted EPS:

                                                      2001             2000              1999
                                                      ----             ----              ----
          Net loss                               $   (512,990)     $ (2,958,054)     $ (1,327,715)
                                                 ============      ============      ============
          Weighted-average shares outstanding       2,496,129         2,496,129         2,493,349
                                                 ============      ============      ============
          Basic and diluted EPS applicable to
            common stockholders                  $      (0.21)     $      (1.19)     $      (0.53)
                                                 ============      ============      ============

     There were common stock equivalents of approximately 2,058,261, 1,750,962 and 1,682,696 at June 30, 2001, 2000, and 1999, respectively, that were considered antidilutive and accordingly excluded in the above calculation.

Concentration of Credit Risk

     The Company is subject to credit risk related to cash balances with financial institutions in excess of insured amounts. The risk is mitigated by the fact that, at the close of each business day, excess funds in the Company's operating accounts are placed in an overnight investment account collateralized by government securities held by the financial institution.

     Three of the Company's clients accounted for 53.8% of the outstanding accounts receivable balance at June 30, 2001. Five of the Company's clients accounted for 75.3% of the outstanding accounts receivable balance at June 30, 2000. Clients outside the U.S. comprise 24.8% and 25.6% of the outstanding accounts receivable balance at June 30, 2001, and 2000, respectively.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles in the Unites States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual amounts will differ from these estimates.

Uncertainties

     The Company is subject to various risks common to many contracted research organizations. These include, but are not limited to, dependence on product development cycles of its clients; dependence on key personnel; the ability to continuously develop new methodologies for clinical and analytical applications; competition and consolidation within the market place and compliance with government regulations and agencies, including the U.S. Food and Drug Administration.

3. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                                   June 30,
                                                                   --------
                                                             2001             2000
                                                             ----             ----
            Land                                        $    200,000     $     200,000
            Building and improvements                      3,118,428         3,109,431
            Furniture and equipment                        3,918,559         3,899,582
                                                        ------------     -------------
                                                        $  7,236,987     $   7,209,013
            Accumulated depreciation and amortization     (3,791,445)       (3,216,997)
                                                        ------------     -------------
                                                        $  3,445,542     $   3,992,016
                                                        ============     =============


     Assets held under capital lease were $340,165 for June 30, 2001 and 2000. Accumulated depreciation of assets held under capital lease at June 30, 2001 and 2000, was $238,115 and $170,082, respectively.

     During fiscal year 2000, the Company wrote-off certain fully depreciated assets and other obsolete equipment for which a loss of $34,487 was recorded. The historical cost basis of these assets was $317,568.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consists of the following:

                                                                   June 30,
                                                                   --------
                                                             2001             2000
                                                             ----             ----
            Trade accounts payable                      $    509,579       $   597,477
            Accrued payroll and related expenses             116,425           140,175
            Other accrued expenses                           130,111           507,380
                                                        ------------       -----------
                                                        $    756,115       $ 1,245,032
                                                        ============       ===========

5. INVESTMENT IN HYBRIDON, INC.

     At June 30, 1999, the Company held 44,642 shares of common stock and warrants to acquire 11,161 shares of common stock, at an exercise price of $2.40 per share, of Hybridon, Inc. (OTCBB:HYBN) with a carrying value of $23,716. The carrying value of the stock was determined by the average of the bid and ask prices of the stock as reported by the National Quotation Bureau on June 30, 1999, which was $0.53 per share. The Company received the stock and warrants in fiscal 1998 in exchange for an accounts receivable in the amount of $89,284. The warrants expire on May 4, 2003 and are not subject to a call provision.

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

6. DEBT

     Through August 1999, the Company had available a $500,000 line of credit from a commercial bank. The terms of which provided for interest at the greater of the prime rate or LIBOR plus 215 basis points. The line of credit was collateralized by substantially all of the Company's assets, placed restrictions on borrowings and investments and required maintenance of specified amounts on net worth and minimum financial ratios. In September 1999, the Company elected to voluntarily terminate its line of credit since it had not drawn upon the line nor expected to utilize the line in the near future.

7. INCOME TAXES

     Significant components of the Company's deferred tax assets and liabilities are shown below:

                                                                           June 30,
                                                                           --------
                                                                    2001               2000
                                                                    ----               ----
            Deferred tax assets:
              Accounts receivable                               $     33,150       $      18,705
              Accrued liabilities                                     22,539             130,927
              Net operating loss carryforwards                     4,307,917           3,910,034
              Alternative minimum tax credits                          4,095               4,095
              General business credits                             1,557,822           1,557,822
            Valuation allowance                                   (5,738,145)         (5,521,906)
                                                                ------------       -------------
            Total deferred tax assets                                187,378              99,677
            Deferred tax liabilities:
               Property, plant and equipment                        (187,378)            (99,677)
                                                                ------------       -------------
                                                                    (187,378)            (99,677)
                                                                ------------       -------------
            Net deferred income taxes                           $          -       $           -
                                                                ============       =============

     Based on the weight of evidence available at June 30, 2001 and 2000, in management's opinion, a full valuation allowance is required to be recorded against the Company's deferred income tax assets.

     At June 30, 2001, the Company had tax loss carryforwards of approximately $11.0 million, which begin expiring in 2006 through 2021, and general business credits of approximately $1.6 million that begin expiring in 2001 through 2015. Approximately $6.4 million of net operating loss carryforwards and general business credits are subject to limitations under Section 382 of the Internal Revenue Code.

     The principal differences between the actual effective tax rate and the statutory federal tax rate are as follows:

                                                                            Fiscal Year Ended June 30,
                                                                            --------------------------
                                                                    2001              2000              1999
                                                                    ----              ----              ----
        Statutory rate                                                  (34.0)%            (34.0)%           (34.0)%
        State income taxes - net of federal benefit                      (4.9)              (4.9)             (4.9)
        Valuation Allowance                                              38.9               38.9              38.9
                                                                -------------     --------------      ------------

        Effective tax rate                                                  - %                - %               - %
                                                                =============     ==============      ============

8.  LEASES

     Lease expense for all operating leases, including leases with terms of less than one year, amounted to $85,551, $84,100 and $195,400, for the years ended June 30, 2001, 2000, and 1999, respectively. The future expected payout of operating leases with terms in excess of one year is as follows:

                          Fiscal Year ending June 30,
                          ---------------------------

                          2002              $  33,358
                          2003                 18,522
                          2004                  7,632
                          2005                  1,488
                          2006                      -
                                            ---------
                                            $  61,000
                                            =========

9.  CAPITAL TRANSACTIONS

Class A Preferred Stock and Warrants

     In December 1997, the Company issued 833,300 shares of a newly created Class A Convertible Preferred Stock and warrants to purchase 1,250,000 shares of the Company's common stock, and entered into a Registration Rights Agreement and Technology Sharing Agreement in connection therewith, to investors including certain affiliates of Aster.Cephac S.A. and CAI Advisors & Co. (collectively, the "Purchasers"). The securities were issued pursuant to a Preferred Share and Warrant Purchase Agreement (the "Agreement").

     The Agreement provided for the sale to the Purchasers of a total of 833,300 shares of Class A Convertible Preferred Stock for $4,937,500 or $5.925 per share. The preferred stock is convertible at any time into shares of common stock at a conversion ratio of one (1) share of preferred stock for two point one seven (2.17) shares of the Company's common stock. The conversion ratio is subject to adjustment under certain circumstances to prevent dilution. In the event of liquidation of the Company, the holders of the shares of preferred stock who do not convert their shares into common stock are entitled to receive $5.925 per share, prior to any distributions being made to the holders of any other class or series of the Company's capital stock.

     In addition, the Agreement provided for the sale to the Purchasers, for $62,500, warrants to purchase 1,250,000 shares of the Company's common stock, exercisable at $6.00 per share. These warrants expired on December 23, 2000.

Class B Preferred Stock and Warrants

     In April 2000, the Company issued 250,000 shares of a newly created Class B Convertible Preferred Stock and warrants to purchase 100,000 shares of the Company's common stock to Altana, Inc. in settlement of a civil action. The preferred stock is convertible at any time into shares of common stock at a conversion ratio of one (1) share of preferred stock for one (1) share of common stock. The conversion ratio is subject to adjustment under certain circumstances to prevent dilution. There are no liquidation preferences. The warrants are fully exercisable at $6.00 per share and expire in April 2003. Altana can elect to exchange shares of the preferred stock for future studies performed by the Company. No shares have been exchanged for future studies through June 30, 2001.

10. STOCK OPTION PLANS

Employee Stock Option Plans

     The Company has stock option plans under which incentive and non-qualified stock options may be granted to key employees. As of June 30, 2001, there were 434,940 options outstanding, 224,907 of which were exercisable, but not exercised, and 119,270 available for future issuance. To date, 42,130 options have been exercised. A total of 596,340 options have been authorized for issuance under the plans, at no less than the fair market value of the shares on the date of grant. Options may be granted for terms up to but not exceeding ten years and are generally fully vested after four years from the date granted.

Non-Employee Directors' Stock Option Plan

     In November 1996, the Board of Directors elected to discontinue cash compensation for its non-employee directors and to adopt a Non-Employee Directors Stock Option Plan (the "1996 Plan") effective November 25, 1996. The 1996 Plan was amended by resolution of the Board of Directors (the "Board") on January 20, 1998 in order to increase the number of shares of the Company's common stock subject to options available for grant under the 1996 Plan. Each non-employee director shall be granted options to purchase 24,000 shares of the Company's common stock, at the fair market value of the stock on the effective date of the grant, which shall vest in four equal installments over four years. The first year's grant will be pro-rated for directors joining the Board after the effective date. The first installment shall vest on the effective date of the grant. Thereafter, on the date of each of the next three annual meetings of stockholders at which elections to the Board are conducted, an installment of 6,000 shares shall vest in each serving director who is re-elected to the Board. The 1996 Plan, as amended, shall be administered by the Board or the Compensation Committee established by the Board and provides that the number of shares of stock that may be issued pursuant to options granted under the 1996 Plan shall not exceed in the aggregate 200,000 shares. As of June 30, 2001, there were 78,500 options outstanding, 67,000 of which were exercisable, but not exercised, and 109,500 options were available for future issuance. To date, 12,000 options have been exercised.

Non Employee Grants

     The Company has granted non-qualified options to purchase 211,420 shares of the Company's common stock to non-employees. As of June 30, 2001, 159,420 of these options were outstanding and 139,420 were exercisable, but not exercised. All of the options were granted at fair market value of the stock on the effective date of the grant, except for 74,500 options ("New Options"), which were granted to the Company's former President and CEO, Mr. James K. Leslie, in exchange for relinquishing all of his vested incentive stock options, at the exercise prices at which the options were originally granted under the Company's 1996 Incentive Stock Option Plan. The New Options were granted in an amount equal to the number of vested options held by Mr. Leslie on his date of departure from the Company. The options had exercise prices above the fair market value of the Company's common stock on the date of grant and were fully vested on the date of grant.

     The following is a summary of the Company's share option activity and balances as of and for the fiscal years ended June 30, 2001, 2000 and 1999:

                                            Number        Weighted-Average
                                            Of Shares     Exercise Price
                                            ---------     --------------
               Balance, July 1, 1998         528,425          $4.41
               Granted                        25,200          $1.00
               Exercised                     (40,000)         $1.58
               Forfeited                     (59,965)         $4.97
                                            --------          -----
               Balance, June 30, 1999        453,660          $4.40
               Granted                       368,600          $1.54
               Exercised                           -              -
               Forfeited                    (233,910)         $4.27
                                            --------          -----
               Balance, June 30, 2000        588,350          $2.66
               Granted                       133,000          $0.73
               Exercised                           -              -
               Forfeited                     (48,490)         $3.24
                                            --------          -----
               Balance, June 30, 2001        672,860          $2.23
                                            ========          =====

     Share options outstanding and exercisable by price range are as follows:


                                          Options Outstanding                                    Options Exercisable

                                           Weighted-Average
                                               Remaining
   Range of           Outstanding as of       Contractual         Weighted-Average     Exercisable as of    Weighted-Average
Exercise Prices         June 30, 2001            Life              Exercise Price        June 30, 2001       Exercise Price
---------------         -------------            ----              --------------        -------------       --------------
$0.64 to $5.00             567,540                8.1                  $1.36                 337,357              $1.57
$5.01 to $7.50             105,320                6.6                  $6.94                  81,970              $6.96
                           -------                ---                  -----                 -------              -----
                           672,860                7.9                  $2.23                 419,327              $2.62
                           =======                ===                  =====                 =======              =====


     Using the Black-Scholes option pricing model, the per share weighted-average fair value of all share options granted at market value on the date of grant during fiscal years 2001, 2000 and 1999 were $0.49, $0.81 and $0.63, respectively, and $0.16 during fiscal year 2000 for those options granted with an exercise price greater than market value on the date of grant, with the following weighted-average assumptions.

                                                2001                   2000                       1999
                                                ----                   ----                       ----
          Expected dividend yield                  0%                         0%                      0%
          Weighted average risk-free
          interest rate                         5.86%                      6.44%                   5.23%
          Volatility                            80.0%                      80.8%                   71.5%
          Expected life in years               5 years              2 to 5 years                 5 years

     The Company applies APB 25 in accounting for share options granted to employees and, accordingly, no compensation expense has been recognized related to such share options to the extent that such share options were granted at an exercise price that equaled the fair market value at the grant date. Had the Company determined compensation cost based on the fair value at the grant date for its share options under SFAS 123, (using the Black-Scholes pricing model), the Company's net loss would have been adjusted to the pro forma amounts indicated below:

                                                                                       Fiscal Year Ended June 30,
                                                                                       --------------------------
                                                                              2001                2000                 1999
                                                                              ----                ----                 ----
     Net loss applicable to common stockholders - as reported              $(512,990)          $(2,958,054)        $(1,327,715)
     Net loss applicable to common stockholders - pro forma                $(726,389)          $(2,956,112)        $(1,576,140)
     Basic and diluted loss per share - as reported                        $   (0.21)          $     (1.19)        $     (0.53)
     Basic and diluted loss per share - pro forma                          $   (0.29)          $     (1.18)        $     (0.63)

11. 401(k) PROFIT SHARING PLAN

     The Company's 401(k) Profit Sharing Plan (the "401(k) Plan") is available to all employees meeting certain eligibility criteria and permits participants to contribute up to certain limits as established by the Internal Revenue Code. The Company may make cash contributions equal to a percentage of a participant's contribution or may contribute a discretionary amount to the 401 (k) Plan.

     The Company matches employee contributions equal to 1% contributed to such employee's 401(k) Plan account subject to certain limitations as established by the Internal Revenue Service. Such amounts vest 25% per year after the first two years and are fully vested after six years of service with the Company. The Company has made contributions of approximately $23,800, $25,400 and $26,700 for the fiscal years ended June 30, 2001, 2000, and 1999, respectively.

12. QUARTERLY FINANCIAL DATA (Unaudited)

Fiscal Year 2001                            September 30,        December 31,         March 31,           June 30,
----------------                            -------------       ------------         ---------            --------
Revenue                                     $   2,641,846       $  2,694,064        $  1,422,784         $  2,154,615

Gross profit                                      632,368            567,123             133,986              110,327

Net earnings (loss)                         $      80,430       $     86,020        $   (309,056)        $   (370,384)

Basic earnings (loss) per share             $        0.03       $       0.03        $      (0.12)        $      (0.15)

Diluted earnings (loss) per share           $        0.02       $       0.02        $      (0.12)        $      (0.15)

Fiscal Year 2000                            September 30,        December 31,          March 31,           June 30,
----------------                            -------------        ------------          ---------           --------
Revenue                                     $   3,210,528       $  1,884,424        $    850,748         $  2,078,205

Gross profit                                      798,689           (519,537)           (468,043)            (300,744)

Net earnings (loss)                         $     127,205       $ (1,372,533)       $   (902,470)        $   (810,256)

Basic earnings (loss) per share             $        0.05       $      (0.55)       $      (0.36)        $      (0.32)

Diluted earnings (loss) per share           $        0.03       $      (0.55)       $      (0.36)        $      (0.32)

13. FINANCIAL RESULTS AND LIQUIDITY

     The Company has incurred losses from operations since fiscal year 1999 and has been adversely impacted by a warning letter issued by the FDA in fiscal 2000. The Company had negative cash flows from operations for fiscal year 2000, but generated $157,459 of cash flows from operations in fiscal year 2001.

     The Company's near term and long-term operating strategies focus on its sales and marketing efforts to gain new as well as previous customers. In addition, the Company has and is pursuing cost cutting measures and is taking other appropriate steps to manage the Company's cash balances. The Company believes it has addressed the issues and the impact of the FDA warning letter on its business. The Company maintains a backlog of its business, representing studies underway in-house for which revenue has not yet been recognized, and studies that have been awarded to the Company by its various clients, but have yet to begin. At June 30, 2001, the backlog was approximately $7.6 million. The Company expects to recognize revenue from this backlog during fiscal 2002 and future fiscal years. The Company believes that the successful implementation of its plans will enable the Company to return to profitability and allow the Company to meet its cash needs.

     The Company cannot guarantee that the results from operations will be sufficient to support the Company's liquidity requirements through June 30, 2002 and beyond. There can be no assurance that the above actions will be accomplished or whether they will be adequate. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G (3) to Form 10-K, the information required by this Item with respect to directors is contained in the Company's Proxy Statement for its 2001 annual meeting and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to June 30, 2001.

ITEM 11. EXECUTIVE COMPENSATION

     Pursuant to General Instruction G (3) to Form 10-K, the information required with respect to this Item is contained in the Company's Proxy Statement for its 2001 annual meeting and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to June 30, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Pursuant to General Instruction G (3) to Form 10-K, the information required by this Item with respect to directors is contained in the Company's Proxy Statement for its 2001 annual meeting and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to June 30, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item with respect to directors is contained in the Company's Proxy Statement for its 2001 annual meeting and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to June 30, 2001.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

                                                                                                   Page(s)
(a) 1.  FINANCIAL STATEMENTS

          Report of Independent Accountants                                                           14

          Consolidated Balance Sheets at June 30, 2001 and 2000                                       15

          Consolidated Statements of Operations for each of the
           three years in the period ended June 30, 2001                                              16

          Consolidated Statements of Changes in Stockholders' Equity for each
           of the three years in the period ended June 30, 2001                                       17

          Consolidated Statements of Cash Flows for each of the
           three years in the period ended June 30, 2001                                              18

          Notes to Consolidated Financial Statements                                                  19

    2.  FINANCIAL STATEMENT SCHEDULE

          Report of Independent Accountants on Financial Statement Schedule                           14

          Schedule II - Valuation and Qualifying Accounts                                             30

    3.  EXHIBITS

          See Exhibit Index                                                                           32

(b) REPORTS ON FORM 8-K

          NONE

                       PHARMAKINETICS LABORATORIES, INC.
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999

                                Balance at   Charged to        Charged to                     Balance at
                                Beginning    Costs and           Other                          end
Description                     of Period     Expense           Accounts      Deductions      of Period
-----------                 -------------------------------    ----------     ---------------------------
Valuation Allowances:

  Allowance for doubtful accounts

  2001                        $    47,962    $  37,038                -                  -    $    85,000
  2000                        $   150,000    $       -                -         $ (102,038)   $    47,962
  1999                        $   150,000    $  86,600                -         $  (86,600)   $   150,000


  Deferred tax assets                                              (a)

  2001                        $ 5,521,906            -        $   216,239                -    $ 5,738,145
  2000                        $ 4,454,690            -        $ 1,067,216                -    $ 5,521,906
  1999                        $ 3,888,855            -        $   565,835                -    $ 4,454,690



Notes:
------

(a)   Represents charges to deferred tax asset account.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PHARMAKINETICS LABORATORIES, INC.

     Date: September 28, 2001        By: /s/James M. Wilkinson, II, Ph.D.
           ------------------            --------------------------------
                                          James M. Wilkinson, II,Ph.D.
                                          Chief Executive Officer
                                          and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


     Date: September 28, 2001        /s/James M. Wilkinson, II, Ph.D.
           ------------------        ----------------------------------
                                      James M. Wilkinson, II, Ph.D.
                                      Chief Executive Officer,
                                      President and Director
                                      (Principal Executive Officer)

     Date: September 28, 2001        /s/Jeffrey A. Scheidt
           ------------------        ----------------------------------
                                      Jeffrey A. Scheidt
                                      Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer
                                      and Principal Accounting Officer)

     Date: September 28, 2001        /s/ Leslie B. Daniels
           ------------------        ----------------------------------------
                                      Leslie B. Daniels,
                                      Director

     Date: September 28, 2001        /s/ Jerome A. Halperin
           ------------------        --------------------------------------
                                      Jerome A. Halperin,
                                      Director

     Date: September 28, 2001        /s/ Thomas F. Kearns
           ------------------        ------------------------------------
                                      Thomas F. Kearns, Jr.,
                                      Director

     Date: September 28, 2001        /s/ Kamal K. Midha
           ------------------        --------------------------------------
                                      Kamal K. Midha, C.M., Ph.D., D.SC.,
                                      Director

                                 EXHIBIT INDEX

Exhibit No.
-----------

2. Disclosure Statement (incorporated by reference to Exhibit 2 of the Company's 8-K filing on April 6, 1993).

3.        (a) Amended and Restated Articles of Incorporation, dated April 6,
              1998 (incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30,
              1998).
          (b) Articles Supplementary relating to Class B Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company's 8-K filing on April 21, 2000 ).
          (c) Bylaws, as amended and restated (incorporated by reference to Exhibit 3(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997).

4. Registration Rights Agreement dated as of December 23, 1997 (incorporated by reference to Exhibit 4.4 to the Company's January 7, 1998 filing on Form 8-K).

10.       Material Contracts
          (a) PharmaKinetics Laboratories, Inc. Incentive Stock Option Plan (incorporated by reference to Registration Statement on Form S-8, No. 33-51840).
          (b) PharmaKinetics Laboratories, Inc. 1996 Incentive Stock Option Plan (incorporated by reference to Registration Statements on Form S-8, Nos. 333-19865 and 333-31062).
          (c) PharmaKinetics Laboratories, Inc. Non-qualified Employee Stock Option Plan (incorporated by reference to Registration Statement on Form S-8, No. 33-51838
          (d) PharmaKinetics Laboratories, Inc. Amended and Restated 1996 Non-Employee Director's Stock Option Plan (incorporated by reference to Registration Statement on Form S-8, No. 333-59647).
          (e) Severance Agreement, dated April 15, 1997, between the Company and Taryn L. Kunkel (incorporated by reference to Exhibit 3(f) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997).
          (f) Technology Sharing Agreement dated as of December 23, 1997 (incorporated by reference to Exhibit 99.2 to the Company's January 7, 1998 filing on Form 8-K).
          (g) Severance Agreement, dated November 28, 2000, between the Company and Cynthia A. Schurick. (Incorporated by reference to Exhibit 10
              (g) to the Company's quarterly report on Form 10Q on December 31, 2000.)
          (h) Severance Agreement, dated November 28, 2000, between the Company and James M. Wilkinson, II. (Incorporated by reference to Exhibit 10 (h) to the Company's quarterly report on Form 10Q on December 31, 2000.)

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

                       PHARMAKINETICS LABORATORIES, INC.
                             CORPORATE INFORMATION


DIRECTORS                                           EXECUTIVE OFFICERS

Leslie B. Daniels                                   Jeffrey A. Scheidt
Principal                                           Vice President and
CAI Advisors & Co.                                  Chief Financial Officer

Jerome A. Halperin                                  Cynthia A. Schurick
Retired CEO                                         Vice President
United States Pharmacopeial Convention, Inc.        Business Development

Thomas F. Kearns, Jr
Consultant                                          James M. Wilkinson,II, Ph.D.
                                                    President and
Kamal K. Midha, C.M., Ph.D., D.Sc.                  Chief Executive Officer
Director of Drug Metabolism
Drug Disposition Group
University of Saskatchewan, Canada

James M. Wilkinson, II, Ph.D.
President and
Chief Executive Officer
PharmaKinetics Laboratories, Inc.

INVESTOR CONTACT                                   TRANSFER AGENT

The investing public, securities analysts, and     American Stock Transfer and
shareholders seeking information about the         Trust Company
Company should direct their inquiries to:          59 Maiden Lane
                                                   New York, New York 10038
Investor Relations                                 phone (212) 936-5100
PharmaKinetics Laboratories, Inc.                  www.amstock.com
302 West Fayette Street
Baltimore, Maryland 21201
E-mail:  jscheidt@pharmakinetics.com
phone: (410) 385-4500, ext. 718


EXECUTIVE OFFICE           GENERAL COUNSEL                AUDITORS
302 West Fayette Street    Ober, Kaler, Grimes & Shriver  PricewaterhouseCooper
Baltimore, Maryland 21201  Baltimore, Maryland            LLP
                                                          Baltimore, Maryland