Form 10-Q
period 2001-09-30
PHARMAKINETICS LABORATORIES INC
filed 2001-11-14
CIK 351506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Period Ended September 30, 2001

Commission file number 0-11580

PHARMAKINETICS LABORATORIES, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland (State of Incorporation)	52-1067519 (I.R.S. Employer Identification No.)

302 West Fayette Street
Baltimore, Maryland 21201
(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code (410) 385-4500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]      No  [_]

Class Common Stock, $.005 par value	Outstanding November 12, 2001 2,496,129

PHARMAKINETICS LABORATORIES, INC. INDEX

1

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

     The consolidated financial statements included in this report have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and the related notes included in our annual report on Form 10-K for the fiscal year ended June 30, 2001.

     In the opinion of our management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature necessary to present fairly its financial position, results of operations, changes in stockholders’ equity and cash flows as of and for the three-month period ended September 30, 2001. Interim results are not necessarily indicative of results for the full fiscal year.

PHARMAKINETICS LABORATORIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2001 (unaudited)	June 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$ 547	$ 414
Accounts receivable, net	550	1,443
Contracts in process	56	130
Prepaid expenses	227	204

Total current assets	1,380	2,191
Property, plant and equipment, net	3,318	3,445
Other assets	66	66

	$ 4,764	$ 5,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 528	$ 510
Accrued expenses	875	246
Deposits on contracts in process	553	1,557

Total current liabilities	1,956	2,313

Stockholders’ Equity:
Convertible Preferred stock:
Class A, no par value; authorized 1,500,000
shares; issued and outstanding, 833,300
shares at Sept. 30, 2001 and June 30, 2001,
respectively	4,938	4,938
Class B, no par value; issued and outstanding,
250,000 shares at Sept. 30, 2001 and June 30,
2001, respectively	273	273
Common stock, $.005 par value; authorized,
10,000,000 shares; issued and outstanding,
2,496,129 shares at Sept. 30, 2001 and
June 30, 2001, respectively	12	12
Additional paid-in capital	11,930	11,930
Accumulated deficit	(14,345)	(13,764)

Total stockholders’ equity	2,808	3,389

	$ 4,764	$ 5,702

See accompanying notes to consolidated financial statements. 2

PHARMAKINETICS LABORATORIES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (in thousands, except for share data)

	Three Months Ended September 30,
	2001	2000
Revenues	$ 2,182	$ 2,642
Cost and expenses:
Cost of contracts	2,280	2,009
Selling, general and administrative	444	524
Research and development	44	34

Total costs and expenses	2,768	2,567

(Loss) income from operations	(586)	75
Other income and (expenses):
Interest income, net	5	5

	5	5

Net (loss) income	$ (581)	$ 80

(Loss) earnings per common shares:
Basic	$ (0.23)	$ 0.03

Diluted	$ (0.23)	$ 0.02

Shares used in calculation of (loss)
earnings per common share:
Basic	2,496,129	2,496,129

Diluted	2,496,129	4,554,545

See accompanying notes to consolidated financial statements. 3

3PHARMAKINETICS LABORATORIES, INC. CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited) Three Months Ended September 30, 2001 (in thousands, except share data)

	Preferred Stock
	Class A		Class B		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Accumulated Comprehensive Income (loss)	Stockholders’ Equity
Balance, July 1, 2001	833,300	$4,938	250,000	$273	2,496,129	$ 12	$11,930	$(13,764)	$ —	$ 3,389
Comprehensive loss
Net loss								(581)		(581)
Other comprehensive loss										—

Total comprehensive loss										$ (581)

Balance, September 30, 2001	833,300	$4,938	250,000	$273	2,496,129	$ 12	$11,930	$(14,345)	$ —	$ 2,808

See accompanying notes to consolidated financial statements 4

PHARMAKINETICS LABORATORIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands, except share data)

	Three Months Ended, September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (581)	$ 80
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	127	143
Changes in operating assets and liabilities:
Accounts receivable, net	893	(303)
Contracts in process	74	194
Prepaid expenses and non-current other assets	(23)	15
Accounts payable and accrued expenses	647	(252)
Deposits on contracts in process	(1,004)	(105)

Net cash provided by (used in) operating activities	133	(228)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(5)

Net cash used in investing activities	—	(5)

CASH FLOWS FROM FINANCING ACTIVITES:
Payments on capital lease obligations	—	(21)

Net cash used in financing activities	—	(21)

Net increase (decrease) in cash and cash equivalents	133	(254)
CASH AND CASH EQUIVALENTS AT THE BEG. OF PERIOD	414	346

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$ 547	$ 92

Supplemental disclosures of cash flow information:
Interest paid	$ 1	$ 4

See accompanying notes to consolidated financial statements. 5

PHARMAKINETICS LABORATORIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.   Organization and Description of Business

     PharmaKinetics Laboratories, Inc. (“PharmaKinetics” or the “Company”) is a contract research organization (“CRO”), located in Baltimore, Maryland, providing a range of clinical research and development services to the worldwide pharmaceutical and biotechnology industries in the development of prescription and non-prescription drug products. These services include Phase I clinical research, bioanalytical laboratory testing, and the management and monitoring of multi-center clinical trials. The Company offers ancillary services in these areas such as protocol development, case report form design, data management, biostatistics and regulatory consulting.

2.  Summary of Significant Accounting

Principles of Consolidation

     The accompanying consolidated financial statements include the results of the Company and the PK Limited Partnership, a wholly owned subsidiary, which owns the building the Company occupies. The Company includes 100% of the building operations in its financial statements.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

     The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the Unites States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual amounts will differ from these estimates.

Earnings (Loss) per Share

     Basic earnings (loss) per share (“EPS”) is computed by dividing earnings (loss) by the weighted-average number of shares outstanding for the period. The computation of Diluted EPS is similar to Basic EPS except that the weighted-average number of shares outstanding for the period is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. Potential common shares are excluded if the effect on earnings (loss) per share is antidilutive.

      The following table presents the computations of basic and diluted EPS:

	Three Months Ended September 30, (in thousands, except share data)
	2001	2000
Net (loss) income	$ (581)	$ 80

Basic (loss) earnings per common share	$ (0.23)	$ 0.03

Diluted (loss) earnings per common share	$ (0.23)	$ 0.02

Weighted-average shares used to compute
basic (loss) earnings per common share	2,496,129	2,496,129

Effect of dilutive securities	—	2,058,416

Weighted-average shares used to compute
diluted (loss) earnings per common share	2,495,129	4,554,545

6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Liquidity and Capital Resources

     The Company had cash and cash equivalents of $547,000 at September 30, 2001. The Company’s primary source of funds is cash flow from operations, which was $133,000. The Company seeks to finance the acquisition of capital assets through leasing arrangements. There were no such arrangements in place at September 30, 2001 nor did the Company acquire capital assets during the quarter.

     The operating environment confronting the Company raises significant uncertainty about the Company’s ability to continue as a going concern. The Company’s near term and long-term operating strategies focus on its sales and marketing efforts to gain new as well as previous customers. In addition, the Company has and is pursuing cost cutting measures and is taking other appropriate steps to manage the Company’s cash balances. The Company maintains a backlog of its business, representing studies underway in-house for which revenue has not yet been recognized, and studies that have been awarded to the Company by its various clients, but have yet to begin. At October 26, 2001, the backlog was approximately $6.4 million. The Company expects to recognize revenue from this backlog during fiscal 2002 and future fiscal years. The Company believes that the successful implementation of its plans will enable the Company to return to profitability and allow the Company to meet its cash needs.

     The Company cannot guarantee that the results from operations will be sufficient to support the Company’s liquidity requirements through September 30, 2002 and beyond. There can be no assurance that the above actions will be accomplished or whether they will be adequate.

Results of Operations

Revenues

     Revenues consisted of the following:

	Three months ended, September 30, (in thousands)
	2001	2000
Phase I Services	$ 366	$1,733
Bioanalytical Laboratory Services	253	493
Clinical Trial Mgt and Monitoring	1,481	276
Licensing	2	23
Consulting Services	80	117

Total	$2,182	$2,642

     Total revenues were $2.2 million compared to $2.6 million for the three months ended September 30, 2001 and 2000, respectively. The decrease is primarily in the area of Phase I services – bioequivalence studies and Phase I clinical trials, $0.4 million compared to $1.7 million for the three months ended September 30, 2001 and 2000, respectively. Clinical trial management and monitoring increased to $1.5 million compared to $0.3 million for the three months ended September 30, 2001 and 2000, respectively. The Company has strategically focused its sales and marketing efforts on maintaining the core Phase I services while expanding other key revenue sources, primarily in the areas of clinical trials management and monitoring and bioanalytical laboratory services.

Cost of Contracts

     Cost of contracts were $2.3 million compared to $2.0 million for the three months ended September 30, 2001 and 2000, respectively. The increase is primarily attributable to the Company’s clinical trials management and monitoring services. These costs include compensation and fringe benefits in addition to certain supply and external costs related to the services provided.

7

Selling, General and Administrative

     Selling, general and administrative (“SG&A”) expenses were $0.4 million compared to $0.5 million for the three months ended September 30, 2001 and 2000, respectively. The decrease in SG&A expenses is attributable to an increase to the allowance for doubtful accounts of $63,000 in fiscal year 2001. There were no such increases to the reserve for the three months ended September 30, 2001.

Research and Development

     Research and development (“R&D”) expenses were $44,000 compared to $34,000 for the three months ended September 30, 2001 and 2000, respectively. Due to the nature of the Company’s bioanalytical laboratory services, it requires the Company to develop new assay methods in testing pharmaceutical products. The Company continues, when possible, to invest in its research and development program to develop methods for utilization in current and future studies related primarily to its LC/MS/MS instrumentation.

Income Taxes

     No benefit for income taxes was recorded for the three months ended September 30, 2001 and 2000, due to the uncertainty of utilizing such benefits.

Other Income and Expenses

      Other income and expenses consists primarily of interest income earned on overnight investments and interest expense related to capital lease obligations. Income was approximately $6,000 compared to $10,000 for the three months ended September 30, 2001 and 2000, respectively. The decrease in interest income is primarily related to a reduction in the average invested cash balances. Interest expense was approximately $1,200 compared to $4,600 for the three months ended September 30, 2001 and 2000, respectively. The decrease in interest expense is primarily due to the expiration of capital lease in fiscal year 2001.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Risks

     The exposure to market risk for changes in interest rates relates primarily to the Company’s short-term investments, which generally have maturities of three months or less. The Company does not use derivative financial instruments for speculative or trading purposes. The Company invests its excess cash in short-term fixed income financial instruments with an investment strategy to buy and hold to maturity.

Foreign Currency Risk

     The Company does not have exposure to foreign currency exchange rate fluctuations since the Company’s contracts require payment to the Company in U.S. dollars.

8

Part II. OTHER INFORMATION

Item 1. Legal Proceedings:

     None

Item 2. Changes In Securities:

     None

Item 3. Defaults Upon Senior Securities:

     None

Item 4. Submission of Matters to a Vote of Security Holders:

     None

Item 5. Other Information:

     None

Item 6. Exhibits and Reports on Form 8-K:

     A. Exhibits

          None

     B. Reports on Form 8-K

          None

9

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2001	PHARMAKINETICS LABORATORIES, INC. By: /s/ James M. Wilkinson, II, Ph.D. ———————————————— James M. Wilkinson, II, Ph.D. Chief Executive Officer and President

Date: November 14, 2001	By: /s/ Jeffrey A. Scheidt ———————————————— Jeffrey A. Scheidt Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

10