Form 10-Q
period 2001-12-31
PHARMAKINETICS LABORATORIES INC
filed 2002-02-14
CIK 351506

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarter Period Ended December 31, 2001


                         Commission file number 0-11580
                                                -------


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
Yes   X    No
   -------

                   Class                    Outstanding February 13, 2002
       -------------------------------      -----------------------------
        Common Stock, $.005 par value                 2,496,129

                        PHARMAKINETICS LABORATORIES, INC.
                                      INDEX


                                                                          Page
                                                                          ----

Part I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Consolidated Balance Sheets                                 2

                  Consolidated Statements of Operations                       3

                  Consolidated Statements of Changes in Stockholders' Equity  4

                  Consolidated Statements of Cash Flows                       5

                  Notes to Consolidated Financial Statements                  6

          Item 2. Management's Discussion and Analysis of Financial Position
                  And Results of Operation                                    7

          Item 3. Quantitative and Qualitative Disclosures about Market Risk  9

Part II.          OTHER INFORMATION

          Item 1. Legal Proceedings                                           9

          Item 2. Changes in Securities                                       9

          Item 3. Defaults Upon Senior Securities                             9

          Item 4. Submission of Matters to a Vote of Security Holders         9

          Item 5. Other Information                                          10

          Item 6. Exhibits and Reports on Form 8-K                           10

          Signatures                                                         11

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

        In the opinion of our management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature necessary to present fairly its financial position, results of operations, changes in stockholders' equity and cash flows as of and for the three-month and six-month periods ended December 31, 2001. Interim results are not necessarily indicative of results for the full fiscal year.

                        PHARMAKINETICS LABORATORIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                             December 31, 2001    June 30, 2001
                                                (unaudited)
                                                -----------       -------------

                   ASSETS
                   ------
Current assets:
  Cash and cash equivalents                    $         185      $         414
  Accounts receivable, net                               520              1,443
  Contracts in process                                    80                130
  Prepaid expenses                                       213                204
                                                ------------      -------------
     Total current assets                                998              2,191
Property, plant and equipment, net                     3,444              3,445
Other assets                                               -                 66
                                                ------------      -------------
                                               $       4,442      $       5,702
                                                ============      =============

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
Current liabilities:
  Accounts payable                             $         604      $         510
  Accrued expenses                                       757                246
  Deposits on contracts in process                       385              1,557
                                                ------------      -------------
     Total current liabilities                         1,746              2,313
                                                ============      =============

Stockholders' Equity:
 Convertible Preferred stock:
   Class A, no par value; authorized
    1,500,000 shares; issued and
    outstanding, 833,300 shares at
    Dec. 31, 2001 and June 30, 2001,
    respectively.                                      4,938              4,938

   Class B, no par value; issued and
    outstanding, 250,000 shares at
    Dec. 31, 2001 and June 30, 2001,
    respectively.                                        273                273

 Common stock, $.005 par value; authorized,
    10,000,000 shares; issued and
    outstanding, 2,496,129 shares at
    Dec. 31, 2001 and June 30, 2001,
    respectively.                                         12                 12

 Additional paid-in capital                           11,930             11,930
 Accumulated deficit                                 (14,457)           (13,764)
                                                ------------      -------------
     Total stockholders' equity                        2,696              3,389
                                                ------------      -------------
                                               $       4,442      $       5,702
                                                ============      =============

         See accompanying notes to consolidated financial statements.


                                                  PHARMAKINETICS LABORATORIES, INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                                              (In thousands, except for per share data)


                                                                  Three Months Ended    Six Months Ended
                                                                      December 31,         December 31,
                                                                  ------------------    ------------------
                                                                   2001        2000      2001      2000
                                                                  -------    -------    -------    -------
Revenues                                                          $ 1,726    $ 2,694    $ 3,908    $ 5,336
Cost and expenses:
  Cost of contracts                                                 1,385      2,127      3,665      4,136
  Selling, general and administrative                                 429        447        873        971
  Research and development                                             29         41         73         75
                                                                  -------    -------    -------    -------
      Total costs and expenses                                      1,843      2,615      4,611      5,182
                                                                  -------    -------    -------    -------
(Loss) income from operations                                        (117)        79       (703)       154

Other income and (expenses):
  Interest income                                                       6         11         12         20
  Interest expense                                                     (1)        (4)        (2)        (8)
                                                                  -------    -------    -------    -------
                                                                        5          7         10         12
                                                                  -------    -------    -------    -------
Net (loss) income                                                 $  (112)   $    86    $  (693)   $   166
                                                                  =======    =======    =======    =======
(Loss) earnings per common share:
  Basic                                                           $ (0.04)   $  0.03    $ (0.28)   $  0.07
                                                                  =======    =======    =======    =======
  Diluted                                                         $ (0.04)   $  0.02    $ (0.28)   $  0.04
                                                                  =======    =======    =======    =======
Shares used in calculation of (loss) earnings per common share:
  Basic                                                             2,496      2,496      2,496      2,496
                                                                  =======    =======    =======    =======
  Diluted                                                           2,496      4,555      2,496      4,555
                                                                  =======    =======    =======    =======


          See accompanying notes to consolidated financial statements.

                        PHARMAKINETICS LABORATORIES, INC.
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
                       Six Months Ended December 31, 2001
                        (In thousands, except share data)

                                       Preferred Stock
                               Class A           Class B         Common Stock
                               --------          -------         ------------
                            Number            Number           Number           Additional           Other Accumulated   Total
                              of                of               of              Paid-in   Accumulated   Comprehensive Stockholders'
                            Shares   Amount   Shares   Amount  Shares    Amount  Capital    Deficit     Income (Loss)     Equity
                            ------   ------   ------   ------  ------    ------  -------    -------     -------------     ------
Balance, July 1, 2001      833,300   $4,938  250,000    $273 2,496,129   $12     $11,930   $(13,764)    $         -       $3,389
Comprehensive loss
   Net loss                                                                                    (693)                        (693)
   Other comprehensive
      loss                                                                                                                     -
                                                                                                                          ------
Total comprehensive loss                                                                                                  $ (693)
                                                                                                                          ------
                                                                                                                               -
                          ----------------------------------------------------------------------------------------------------------
Balance December 31, 2001  833,300   $4,938  250,000    $273 2,496,129   $12      $11,930    $(14,457)    $         -      $2,696
                          ----------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                        PHARMAKINETICS LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                 (in thousands)

                                                              Six Months Ended
                                                                December 31,
                                                              ----------------
                                                               2001      2000
                                                               ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $(693)     $166
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
     Depreciation and amortization                              266       287
 Changes in operating assets and liabilities:
     Accounts receivable, net                                   923      (140)
     Contracts in process                                        50       676
     Prepaid expenses and non-current other assets               57        45
     Accounts payable and accrued expenses                      605      (584)
     Deposits on contracts in process                        (1,172)     (147)
                                                            -------     -----
        Net cash provided by (used in) operating activities      36       303
                                                            -------     -----

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                          (265)      (18)
                                                            -------     -----
       Net cash used in investing activities                   (265)      (18)
                                                            -------     -----

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations                           -       (43)
                                                            -------     -----
       Net cash used in financing activities                      -       (43)
                                                            -------     -----
Net  (decrease) increase in cash and cash equivalents          (229)      242

CASH AND CASH EQUIVALENTS AT THE BEG. OF PERIOD                 414       346
                                                            -------     -----

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD              $   185     $ 588
                                                            =======     =====
Supplemental disclosures of cash flow information:
   Interest paid                                            $     2     $   8
                                                            =======     =====

See accompanying notes to consolidated financial statements.

                        PHARMAKINETICS LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. Organization and Description of Business

       PharmaKinetics Laboratories, Inc. ("PharmaKinetics" or the "Company") is a contract research organization located in Baltimore, Maryland, providing a range of clinical research and development services to the worldwide pharmaceutical and biotechnology industries in the development of prescription and non-prescription drug products. These services include Phase I clinical research, bioanalytical laboratory testing, and the management and monitoring of multi-center clinical trials. The Company offers ancillary services in these areas such as protocol development, case report form design, data management, biostatistics and regulatory consulting.

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

       The following table presents the computations of basic and diluted EPS (In thousands, except per share data):


                                                 Three Months       Six Months
                                                    Ended             Ended
                                                 December 31,      December 31,
                                               ---------------   ---------------
                                                 2001    2000      2001    2000
                                                 ----    ----      ----    ----

Net (loss) income                              $ (112)  $   86   $ (693)  $  166
                                               ======   ======   ======   ======

Basic (loss) earnings per common share         $(0.04)  $ 0.03   $(0.28)  $ 0.07
                                               ======   ======   ======   ======

Diluted (loss) earnings per common share       $(0.04)  $ 0.02   $(0.28)  $ 0.04
                                               ======   ======   ======   ======

Weighted-average shares used to compute
basic (loss) earnings per common share          2,496    2,496    2,496    2,496
                                               ======   ======   ======   ======

Effect of dilutive securities                      -     2,059        -    2,059
                                               ------   ------   ------   ------

Weighted-average shares used to compute
diluted (loss) earnings per common share        2,496    4,555    2,496    4,555
                                               ======   ======   ======   ======

3.  Financial Results and Liquidity

       The Company had cash and cash equivalents of $185,000 at December 31, 2001. The Company's primary source of funds is cash flow from operations, which was $36,000. During the quarter, the Company purchased certain laboratory equipment in the amount of $265,000. When possible, the Company seeks to finance the acquisition of capital assets through leasing arrangements. There were no such arrangements in place at December 31, 2001.

       The operating environment confronting the Company raises significant uncertainty about the Company's ability to continue as a going concern. The Company's near term and long-term operating strategies focus on its sales and marketing efforts to gain new as well as previous customers. In addition, the Company has and is pursuing cost cutting measures and is taking other appropriate steps to manage the Company's cash balances.

       The Company cannot guarantee that the results from operations will be sufficient to support the Company's liquidity requirements through December 31, 2002 and beyond. There can be no assurance that the Company's strategies will be accomplished or whether they will be adequate to allow the Company to meet its cash needs.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


CAUTIONARY NOTE

       From time to time in this quarterly report on Form 10-Q, we may make statements that reflect our current expectations regarding our future results of operations, economic performance, and financial condition, as well as other matters that may affect our business.

       While these statements reflect our current plans and expectations, and we base the statements on information currently available to us, we cannot be sure that we will be able to implement these plans successfully. We may not realize our expectations in whole or in part, in the future.

       Any of these statements we make in this quarterly report on Form 10-Q that are forward-looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We wish to caution you that our actual results may differ significantly from the results we discuss in the forward-looking statements.

       We discuss factors that could cause or contribute to such differences under the caption "Risk Factors and Certain Forward-Looking Information" in our annual report on Form 10-K for the year ended June 30, 2001. In addition, any forward-looking statements we make in this document are as of the date of this document, and we do not intend to update any such forward-looking statements to reflect events or circumstances that occur after that date.

Results of Operations

Revenues

       Revenues consisted of the following (In thousands):

                                      Three Months Ended    Six Months Ended
                                         December 31,           December 31,
                                         -----------            ------------
                                         2001    2000        2001     2000
                                         ----    ----        ----     ----
Phase I Services                       $  653   $2,024      $1,019   $3,757
Bioanalytical Laboratory Services         101      250         354      743
Clinical Trial Mgt and Monitoring         902      336       2,383      612
Licensing                                  21        4          23       27
Consulting Services                        49       80         129      197
                                       ------   ------      ------   ------
       Total                           $1,726   $2,694      $3,908   $5,336
                                       ======   ======      ======   ======

       Total revenues decreased to $1.7 million and $3.9 million for the three-month and six-month periods ended December 31, 2001 compared to the same periods last year. The decrease is primarily in the area of Phase I services - bioequivalence studies and Phase I clinical trials. The demand for Phase I services declined during the three-month and six-month periods ended December 31, 2001. Clinical trial management and monitoring increased to $0.9 million and $2.4 million for the three-month and six-month periods ended December 31, 2001 compared to the same periods last year. The Company continues to strategically focus its sales and marketing efforts on maintaining the core Phase I services, while expanding other key revenue sources, primarily in the areas of clinical trials management and monitoring and bioanalytical laboratory services.

Cost of Contracts

       Cost of contracts decreased to $1.4 million and $3.7 million for the three-month and six-month periods ended December 31, 2001 compared to the same periods last year. The decrease is primarily due to lower than expected Phase I and bioanalytical service revenue offset by increased costs related to the near term conclusion of certain clinical trials. Certain costs are variable in nature and vary according to the size, technical requirements and duration of the studies performed.

Selling, General and Administrative

       Selling, general and administrative ("SG&A") expenses decreased to $0.4 million and $0.9 million for the three-month and six-month periods ended December 31, 2001 compared to the same periods last year. The decrease was primarily due to a reduction in certain SG&A expenses such as utilities, service contracts, routine operating expenses and a one-time charge of $63,000 to bad debt expense in fiscal year 2001.

Research and Development

       Research and development ("R&D") expenses decreased to $29,000 and $73,000 for the three-month and six-month periods ended December 31, 2001 compared to the same periods last year. R&D expenses will fluctuate from time to time as the Company re-allocates existing scientific personnel whenever practical to focus on developing methods for utilization in current and future studies related primarily to its LC/MS/MS instrumentation.

Income Taxes

       No benefit for income taxes was recorded for the three-month and six-month periods ended December 31, 2001 and 2000, due to the uncertainty of utilizing such benefits.

Other Income and Expenses

       Other income and expenses consists primarily of interest income earned on overnight investments, interest earned on a note receivable and interest expense related to capital lease obligations. Interest income was $6,000 and $12,000 compared to $11,000 and $20,000 for the three-month and six-month periods ended December 31, 2001 and 2000, respectively. The decrease in interest income is primarily related to a reduction in the average invested cash balance. Interest expense decreased to $1,000 and $2,000 for the three-month and six-month periods ended December 31, 2001 compared to the same periods last year. The decrease in interest expense is primarily due to the expiration of a capital lease in fiscal year 2001.

Liquidity and Capital Resources

       The Company had cash and cash equivalents of $185,000 at December 31, 2001. The Company's primary source of funds is cash flow from operations, which was $36,000. During the quarter, the Company purchased certain laboratory equipment in the amount of $265,000. When possible, the Company seeks to finance the acquisition of capital assets through leasing arrangements. There were no such arrangements in place at December 31, 2001.

       The operating environment confronting the Company raises significant uncertainty about the Company's ability to continue as a going concern. The Company's near term and long-term operating strategies focus on its sales and marketing efforts to gain new as well as previous customers. In addition, the Company has and is pursuing cost cutting measures and is taking other appropriate steps to manage the Company's cash balances.

       The Company cannot guarantee that the results from operations will be sufficient to support the Company's liquidity requirements through December 31, 2002 and beyond. There can be no assurance that the Company's strategies will be accomplished or whether they will be adequate to allow the Company to meet its cash needs.

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

         None

Item 3. Defaults Upon Senior Securities:

         None

Item 4. Submission of Matters to a Vote of Security Holders:

The Annual Meeting of Stockholders of PharmaKinetics Laboratories, Inc., a Maryland Corporation, was held November 27, 2001, at 11:00 a.m., local prevailing time, at PharmaKinetics Laboratories, Inc., 302 W. Fayette Street, Baltimore, Maryland 21201, to consider and vote upon:

1. The election of five directors to serve until the next Annual Meeting of Stockholders, and until their successors are duly elected and qualified.

   Election by holders of Common Stock and Preferred Stock voting together:


            Name of Nominee                          Votes FOR     AGAINST
            ---------------                          ---------     -------
Thomas F. Kearns, Jr.                                3,533,499     62,988
James M. Wilkinson, II, Ph.D.                        3,533,450     63,037

Election by holders of Preferred Stock voting alone:

            Name of Nominee                          Votes FOR     AGAINST
            ---------------                          ---------     -------
Leslie B. Daniels                                    1,229,617        -
Jerome A. Halperin                                   1,229,617        -
Kamal K. Midha, C.M., Ph.D., D.Sc                    1,229,617        -

2. A proposal to ratify the selection of PricewaterhouseCoopers LLP, as the Company's independent auditors for the fiscal year ending June 30, 2002.


        Votes FOR              Votes AGAINST           Votes Abstained
        ---------              -------------           ---------------
        3,588,534                  3,613                    4,340



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


                                     PHARMAKINETICS LABORATORIES, INC.

Date: February 14, 2002              By: /s/James M. Wilkinson, II, Ph.D.
      -----------------                  --------------------------------
                                         James M. Wilkinson, II,Ph.D.
                                         Chief Executive Officer
                                         and President


Date: February 14, 2002                  /s/Jeffrey A. Scheidt
      -----------------                  ---------------------------------------
                                         Jeffrey A. Scheidt
                                         Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer
                                         and Principal Accounting Officer)