Form 10-Q
period 2002-03-31
PHARMAKINETICS LABORATORIES INC
filed 2002-05-15
CIK 351506

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Period Ended March 31, 2002

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
Yes   X    No
   -------   ------

            Class                               Outstanding May 14, 2002
Common Stock, $.005 par value                           2,496,129

                        PHARMAKINETICS LABORATORIES, INC.
                                      INDEX

                                                                            Page
                                                                            ----

Part I. FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Consolidated Balance Sheets                                  2

                 Consolidated Statements of Operations                        3

                 Consolidated Statements of Changes in Stockholders' Equity   4

                 Consolidated Statements of Cash Flows                        5

                 Notes to Consolidated Financial Statements                   6

        Item 2.  Management's Discussion and Analysis of Financial Position
                 and Results of Operation                                     7

        Item 3.  Quantitative and Qualitative Disclosures about Market Risk   9

Part II. OTHER INFORMATION

        Item 1.  Legal Proceedings                                            9

        Item 2.  Changes in Securities                                        9

        Item 3.  Defaults Upon Senior Securities                              9

        Item 4.  Submission of Matters to a Vote of Security Holders          9

        Item 5.  Other Information                                            9

        Item 6.  Exhibits and Reports on Form 8-K                             9

        Signatures                                                           10

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

     In the opinion of our management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature necessary to present fairly its financial position, results of operations, changes in stockholders' equity and cash flows as of and for the three-month and nine-month periods ended March 31, 2002. Interim results are not necessarily indicative of results for the full fiscal year.

                        PHARMAKINETICS LABORATORIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                      March 31, 2002  June 30, 2001
                                                       (unaudited)
                                                      --------------  -------------
                  ASSETS
                  ------
Current assets:
 Cash and cash equivalents                              $     96        $    414
 Accounts receivable, net                                    649           1,443
 Contracts in process                                          8             119
 Prepaid expenses                                            208             215
                                                        --------        --------
    Total current assets                                     961           2,191
Property, plant and equipment, net                         3,304           3,445
Other assets                                                  --              66
                                                        --------        --------
                                                        $  4,265        $  5,702
                                                        ========        ========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
Current liabilities:
 Accounts payable                                       $  1,028        $    510
 Accrued expenses                                            199             246
 Deposits on contracts in process                            398           1,557
                                                        --------        --------
    Total current liabilities                              1,625           2,313
                                                        --------        --------

Stockholders' Equity:
Convertible Preferred stock:
  Class A, no par value; authorized 1,500,000
   shares;  issued and outstanding, 833,300
   shares at Mar. 31, 2002 and June 30, 2001,
   respectively                                            4,938           4,938

  Class B, no par value;  issued and outstanding,
   250,000 shares at Mar. 31, 2002 and June 30,
   2001, respectively                                        273             273

  Common stock, $.005 par value; authorized,
   10,000,000 shares; issued and outstanding,
    2,496,129 shares at Mar. 31, 2002 and
    June 30, 2001, respectively                               12              12

 Additional paid-in capital                               11,930          11,930
 Accumulated deficit                                     (14,513)        (13,764)
                                                        --------        --------
    Total stockholders' equity                             2,640           3,389
                                                        --------        --------
                                                        $  4,265        $  5,702
                                                        ========        ========

           See accompanying notes to consolidated financial statements.

                        PHARMAKINETICS LABORATORIES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                    (In thousands, except for per share data)

                                                                 Three Months Ended          Nine Months Ended
                                                                     March  31,                  March 31,
                                                                     ----------                  ---------
                                                                 2002          2001          2002          2001
                                                                 ----          ----          ----          ----
Revenues                                                       $ 1,921       $ 1,423       $ 5,829       $ 6,759

Cost and expenses:

  Cost of contracts                                              1,558         1,289         5,223         5,425

  Selling, general and administrative                              447           424         1,320         1,395

  Research and development                                           7            32            80           107
                                                               -------       -------       -------       -------
    Total costs and expenses                                     2,012         1,745         6,623         6,927
                                                               -------       -------       -------       -------

Loss from operations                                               (91)         (322)         (794)         (168)

Other income and (expenses):

  Interest income                                                    1            16            13            36
  Interest expense                                                  (1)           (3)           (3)          (11)
  Gain on sale of equipment                                         35            --            35            --
                                                               -------       -------       -------       -------
                                                                    35            13            45            25
                                                               -------       -------       -------       -------

Net loss                                                       $   (56)      $  (309)      $  (749)      $  (143)
                                                               =======       =======       =======       =======

Loss per common share:

  Basic                                                        $ (0.02)      $ (0.12)      $ (0.30)      $ (0.06)
                                                               =======       =======       =======       =======

  Diluted                                                      $ (0.02)      $ (0.12)      $ (0.30)      $ (0.06)
                                                               =======       =======       =======       =======

Shares used in calculation of loss
per common share:

  Basic                                                          2,496         2,496         2,496         2,496
                                                               =======       =======       =======       =======

  Diluted                                                        2,496         2,496         2,496         2,496
                                                               =======       =======       =======       =======

          See accompanying notes to consolidated financial statements.

                        PHARMAKINETICS LABORATORIES, INC.
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
                        Nine Months Ended March 31, 2002
                        (In thousands, except share data)

                                            Preferred Stock

                                    Class A                 Class B             Common Stock
                                    --------                -------             ------------
                                                                                                     Additional
                              Number of              Number of               Number of                Paid-in     Accumulated
                               Shares     Amount      Shares      Amount      Shares      Amount      Capital       Deficit
                               ------     ------      ------      ------      ------      ------      -------       -------
Balance, July 1, 2001          833,300   $   4,938    250,000    $     273   2,496,129   $      12   $  11,930     $ (13,764)

Comprehensive loss

   Net loss                                                                                                             (749)

   Other comprehensive loss

Total comprehensive loss


                               ----------------------------------------------------------------------------------------------
Balance March 31, 2002         833,300   $   4,938    250,000    $     273   2,496,129   $      12   $  11,930     $ (14,513)
                               ----------------------------------------------------------------------------------------------


                              Other Accumulated     Total
                                Comprehensive   Stockholders'
                                Income (loss)      Equity
                                -------------      ------

Balance, July 1, 2001           $          --     $   3,389

Comprehensive loss                                       --

   Net loss                                            (749)

   Other comprehensive loss                              --
                                                  ---------
Total comprehensive loss                          $    (749)
                                                  ---------

                                ---------------------------
Balance March 31, 2002          $          --     $   2,640
                                ---------------------------

See accompanying notes to consolidated financial statements

                        PHARMAKINETICS LABORATORIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                 (In thousands)

                                                                Nine Months Ended
                                                                     March 31,
                                                                 2002        2001
                                                                 ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $  (749)    $  (143)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
     Depreciation and amortization                                 406         431
 Changes in operating assets and liabilities:
     Accounts receivable, net                                      794         531
     Contracts in process                                          111         365
     Prepaid expenses and non-current other assets                  73          (6)
     Accounts payable and accrued expenses                         471        (489)
     Deposits on contracts in process                           (1,159)        806
                                                               -------     -------
        Net cash (used in) provided by operating activities        (53)      1,495
                                                               -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                             (265)        (25)
                                                               -------     -------
       Net cash used in investing activities                      (265)        (25)
                                                               -------     -------

CASH FLOWS FROM FINANCING ACTIVITES:
  Payments on capital lease obligations                             --         (65)
                                                               -------     -------
       Net cash used in financing activities                        --         (65)
                                                               -------     -------

Net (decrease) increase in cash and cash equivalents              (318)      1,405

CASH AND CASH EQUIVALENTS AT THE BEG. OF PERIOD                    414         346
                                                               -------     -------

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD                 $    96     $ 1,751
                                                               =======     =======


Supplemental disclosures of cash flow information:
   Interest paid                                               $     2     $    11
                                                               =======     =======


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

     The following table presents the computations of basic and diluted EPS (In thousands, except per share data):

                                              Three Months Ended         Nine Months Ended
                                                   March  31,               March  31,
                                                   ----------               ----------
                                              2002           2001        2002        2001
                                              ----           ----        ----        ----
Net loss                                   $      (56)   $     (309)  $     (749)  $  (143)
                                           ==========    ==========   ==========   =======

Basic loss per common share                $    (0.02)   $    (0.12)  $    (0.30)  $ (0.06)
                                           ==========    ==========   ==========   =======

Diluted loss per common share              $    (0.02)   $    (0.12)  $    (0.30)  $ (0.06)
                                           ==========    ==========   ==========   =======

Weighted-average shares used to compute
basic loss per common share                     2,496         2,496        2,496     2,496
                                           ==========    ==========   ==========   =======

Effect of dilutive securities                      --            --           --        --
                                           ==========    ==========   ==========   =======

Weighted-average shares used to compute
diluted loss per common share                   2,496         2,496        2,496     2,496
                                           ==========    ==========   ==========   =======

3.  Financial Results and Liquidity

     The Company had cash and cash equivalents of $96,000 at March 31, 2002. The Company's primary source of funds is cash flow from operations although, beginning in the quarter ended March 31, 2002, the Company from time to time has borrowed funds from a director to cover short-term operating requirements. During the nine months ended March 31, 2002, cash and cash equivalents decreased by $318,000, primarily due to the acquisition of key laboratory equipment in the amount of $265,000. When possible, the Company seeks to finance the acquisition of capital assets through leasing arrangements. There were no such arrangements in place at March 31, 2002.

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

     The Company cannot guarantee that the results from operations will be sufficient to support the Company's liquidity requirements through March 31, 2003 and beyond. There can be no assurance that the Company's strategies will be accomplished or whether they will be adequate to allow the Company to meet its cash needs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

CAUTIONARY NOTE

     From time to time in this quarterly report on Form 10-Q, we may make statements that reflect our current expectations regarding our future results of operations, economic performance, and financial condition, as well as other matters that may affect our business.

     While these statements reflect our current plans and expectations, and we base the statements on information currently available to us, we cannot be sure that we will be able to realize our expectations in whole or in part, in the future.

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

Results of Operations

Revenues

     Revenues consisted of the following (In thousands):

                                    Three Months Ended   Nine Months Ended
                                         March 31,           March 31,

                                      2002      2001      2002      2001
                                      ----      ----      ----      ----

Phase I Services                     $  633    $  391    $1,652    $4,148
Bioanalytical Laboratory Services       555       377       909     1,120
Clinical Trial Mgt and Monitoring       661       461     3,044     1,073
Licensing                                11         4        34        31
Consulting Services                      61       190       190       387
                                     ------    ------    ------    ------
       Total                         $1,921    $1,423    $5,829    $6,759
                                     ======    ======    ======    ======

     Total revenues increased to $1.9 million for the three-month period ended March 31, 2002 compared to $1.4 million for the same period last year. The increase is due to a greater demand for Phase I clinical trials and bioequivalence studies during the third quarter, an increase in bioanalytical service contracts and the conclusion of certain clinical trial management studies.

     Total revenues decreased to $5.8 million for the nine-month period ended March 31, 2002 compared to $6.8 million for the same period last year. The decrease is due to a decline in demand for Phase I services, principally Phase I clinical trials during the first half of the fiscal year 2002, offset by clinical trial management and monitoring revenue.

     The Company continues to strategically focus its sales and marketing efforts on maintaining the core Phase I services, while expanding other key revenue sources, primarily in the areas of clinical trials management and monitoring and bioanalytical laboratory services.

Cost of Contracts

     Cost of contracts increased to $1.6 million for the three-month period ended March 31, 2002 compared to $1.3 million for the same period last year. As a percentage of revenue, costs of contracts decreased to 81% for the three-month period ended March 31, 2002 compared to 91% for the same period last year. The decrease as a percentage of revenue is due primarily to the mix in service contracts.

     Cost of contracts decreased to $5.2 million for the nine-month period ended March 31, 2002 compared to $5.4 million for the same period last year. As a percentage of revenue, cost of contracts increased to 90% for the nine-month period compared to 80% for the same period last year. Certain costs are variable in nature and vary according to the type of study, the number of participants, samples processed, method development and validation, technical and material requirements and duration of the study.

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expenses were $0.4 million and $1.3 million compared to $0.4 million and $1.4 million for the three-month and the nine-month periods ended March 31, 2002 and 2001, respectively. The decrease was primarily due to a reduction in certain SG&A expenses such as consulting, utilities, service contracts and routine operating expenses.

Research and Development

     Research and development ("R&D") expenses decreased to $7,000 and $80,000 for the three-month and nine-month periods ended March 31, 2002 compared to the same periods last year. R&D expenses will fluctuate from time to time as the Company re-allocates existing scientific personnel whenever practical to focus on developing methods for utilization in current and future studies related primarily to its LC/MS/MS instrumentation.

Income Taxes

     No benefit for income taxes was recorded for the three-month and nine-month periods ended March 31, 2002 and 2001, due to the uncertainty of utilizing such benefits.

Other Income and Expenses

     Other income and expenses consists primarily of interest income earned on overnight investments, interest earned on a note receivable and interest expense related to capital lease obligations. Interest income was $1,000 and $13,000 compared to $16,000 and $36,000 for the three-month and nine-month periods ended March 31, 2002 and 2001, respectively. The decrease in interest income is primarily related to a reduction in the average invested cash balance. Interest expense decreased to $1,000 and $3,000 for the three-month and nine-month periods ended March 31, 2002 compared to the same periods last year. The decrease in interest expense is primarily due to the expiration of a capital lease in fiscal year 2001. During the quarter, the Company recognized $35,000 as a gain on the sale of certain laboratory equipment no longer used in operations.

Liquidity and Capital Resources

     The Company had cash and cash equivalents of $96,000 at March 31, 2002. The Company's primary source of funds is cash flow from operations although, beginning in the quarter ended March 31, 2002, the Company from time to time has borrowed funds from a director to cover short-term operating requirements. During the nine months ended March 31, 2002, cash and cash equivalents decreased by $318,000, primarily due to the acquisition of key laboratory equipment in the amount of $265,000. When possible, the Company seeks to finance the acquisition of capital assets through leasing arrangements. There were no such arrangements in place at March 31, 2002.

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

    The Company cannot guarantee that the results from operations will be sufficient to support the Company's liquidity requirements through March 31, 2003 and beyond. There can be no assurance that the Company's strategies will be accomplished or whether they will be adequate to allow the Company to meet its cash needs.

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

Item 3. Defaults Upon Senior Securities: None

Item 4. Submission of Matters to a Vote of Security Holders: None

Item 5. Other Information: None

Item 6. Exhibits and Reports on Form 8-K:

     A. Exhibits:

          Exhibit 10(i): Severance Agreement, dated February 7, 2002, between the Company and Jeffrey A. Scheidt (filed herewith).

     B. Reports on Form 8-K: None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PHARMAKINETICS LABORATORIES, INC.

Date: May 15, 2002                    By: /s/ James M. Wilkinson, II, Ph.D.
      ------------                        --------------------------------------
                                          James M. Wilkinson, II,Ph.D.
                                          Chief Executive Officer
                                          and President


Date: May 15, 2002                        /s/ Jeffrey A. Scheidt
      ------------                        --------------------------------------
                                          Jeffrey A. Scheidt
                                          Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer
                                          and Principal Accounting Officer)