Form 10-K
period 2002-06-30
PHARMAKINETICS LABORATORIES INC
filed 2002-08-02
CIK 351506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OF 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

Commission file number 0-11580

PHARMAKINETICS LABORATORIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Maryland (State of Incorporation)	52-1067519 (I.R.S. Employer Identification No.)

302 West Fayette Street
Baltimore, Maryland 21201
(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code (410) 385-4500

Securities registered pursuant to Section 12 (b) of the Act:

None
(Title of each class)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.005 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of June 30, 2002, 2,496,129 shares of Common Stock of PharmaKinetics Laboratories, Inc. were outstanding, and the aggregate market value of Common Stock (based upon the average bid and asked prices as reported on the OTC Bulletin Board on that date) held by non-affiliates was $842,226.

PART I

ITEM 1.	Business

PharmaKinetics Laboratories, Inc. (the “Company”) is a contract research organization (“CRO”) providing a range of clinical research and development services to the worldwide pharmaceutical and biotechnology industries in the development of prescription and non-prescription drug products. These services include Phase I clinical research, bioanalytical laboratory testing, and the management and monitoring of multi-center clinical trials. The Company offers ancillary services in these areas such as protocol development, case report form design, data management, biostatistics and regulatory consulting. The Company has focused its business development efforts on both Generic and innovator pharmaceutical and biotechnology companies in the United States (“U.S.”) and Canada. As a result of the increasingly competitive market for its services, the Company has elected to focus its business development efforts in North America.

The Company pursues various business opportunities in the CRO industry: (1) providing services to innovator and generic drug companies – primarily in the area of bioequivalence/bioavailability studies which may include both clinical and bioanalytical laboratory services; (2) providing Phase I clinical trials – primarily safety studies on new drugs – to the innovator pharmaceutical industry and to biotechnology firms; (3) providing bioanalytical laboratory services primarily to the innovator drug companies – this involves the analysis of biological samples, typically blood samples, both from animals and humans, which are the result of trials conducted at sites and sent to the Company’s laboratory for analysis; and (4) providing project management and monitoring services to both generic and innovator pharmaceutical firms by overseeing the conduct of multi-center clinical trials typically on patients. The Company’s project management expertise is in the management of smaller trials conducted at fifteen to twenty sites with 200 – 400 patients rather than the very large trials typically conducted by the large global CROs.

SERVICES

Phase I Services

The Company offers complete services for the testing of pharmaceutical products to determine bioavailability and bioequivalence.

Bioavailability testing determines the rate and extent to which an active drug ingredient is absorbed from a drug product and becomes available at the site of drug action in the human body. Typically, the determination of bioavailability is performed through the collection and laboratory analysis of blood, urine or other specimens. However, for certain drug products which are not absorbed or are minimally absorbed, for example ointments and creams, the determination of bioavailability must be performed using special procedures and equipment. Drug manufacturers are required to include information obtained from human testing in detailed laboratory and clinical studies as part of applications for approval to market certain new drug products, submitted to regulatory authorities, such as the United States Food and Drug Administration (“FDA”). Bioavailability data is also used to evaluate the adequacy of proposed labeling recommendations regarding dosage and administration of a drug product, to define its profile in order to evaluate product reformulations or changes in recommended dosage strength or dosage regimens, and to evaluate and substantiate controlled release claims.

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

The Company also conducts Phase I clinical trials – primarily safety studies on new drugs – for the innovator pharmaceutical industry and for biotechnology firms. The clinical portions of studies are conducted pursuant to testing plans, called protocols, which are designed to reflect the specific characteristics of the active drug ingredients being tested. The Company employs experts in medicine, pharmacology, analytical chemistry, statistical analysis and data processing to design, evaluate and execute protocols according to current scientific standards and governmental regulatory requirements.

Protocols for the Company’s clinical studies are either written by the Company’s staff or provided by the sponsor. Once developed, a protocol is submitted for approval to the Company’s Institutional Review Board (“IRB”), which independently evaluates and, if necessary, requests revisions to the protocol in order to safeguard the rights and welfare of the human subjects. The IRB consists of one affiliated (non-voting) individual and ten non-affiliated (voting) individuals, four of whom are medical doctors (one of these serving as chairman), one pharmacologist, one clergy, and four representatives of the community.

For each clinical study, the Company uses volunteer study participants. The availability of sufficient numbers of qualified and willing study participants has at times been, and could in the future be, a limitation on the Company’s business.

Each prospective participant is screened at the Company’s facility and examined by a physician employed by the Company. Prior to the commencement of a study, the Company’s Medical Director or another qualified individual meets with the study participants to explain the purpose of the study and the fact that research is involved, the procedures to be followed and the expected duration of the testing, and to provide them with other information, including a description of any foreseeable risks or discomforts deemed relevant, to enable them to make an informed decision as to whether or not they want to participate in the study. A written consent form approved by the Company’s IRB for each study, acknowledging such disclosures, is signed by each participant prior to initiation of the study.

Study participants usually arrive at the Company’s controlled environment facility the night before testing is to begin. To maximize reliability of the test data, all study participants are immediately placed on a strictly supervised schedule in which all of their activities, including eating, drinking, sleeping, recreation and type of clothing, are tightly regulated. Testing includes physical observation by medical personnel and a strict schedule of collecting blood, urine and other specimens which are subjected to analysis in the Company’s analytical chemistry laboratory or by other arrangements of the sponsor.

Bioanalytical Laboratory Services

Laboratory analysis determines the amount of drug present in each of the hundreds of biological specimens generated by a given study conducted in humans or animals. Drug and metabolites (compounds into which a drug is broken down inside the body) are extracted from a specimen using a mixture of solvents or a specific extraction column. Extracted samples are then processed by the Company’s analytical instrumentation, including high performance liquid chromatography, and gas chromatography interfaced with various methods of detection, including mass spectrometry. These instruments, HPLC, HPLC/MS/MS, GC and GC/MS, separate the drug and metabolites from any other remaining substances and have the ability to detect and quantify as little as billionths of a gram of material. This process of extraction and detection is called an assay method. Each drug requires the development of a unique assay method, the accuracy and precision of which must be documented according to current scientific standards to meet FDA requirements. The Company’s research and development group develops and validates these unique assay methods.

The results of these assays are entered into computers maintained by the Company to show changes in the concentration of drug in the blood over time and to determine statistically whether the product being evaluated is equivalent to the already marketed product or other reference material. A detailed report on the results of the analysis is prepared by Company scientists and submitted to the client requesting the test. Following the system used by the FDA for granting approval to market new drug products, the pharmaceutical manufacturer may use the report to support either a New Drug Application (“NDA”) or, in the case of generic drugs, an Abbreviated New Drug Application (“ANDA”). In the event that the study results show the product is not bioequivalent, they may provide the basis for additional development work and further bioequivalence studies or the manufacturer may withdraw its NDA or ANDA application.

The Company also provides bioanalytical laboratory services to innovator drug companies conducting clinical trials around the country. Samples from these trials are sent to the Company’s laboratory for analysis.

Clinical Trial Management and Monitoring

The Company provides project management and monitoring of Phase II, III and IV multi-center clinical trials. In the course of such projects, the Company’s personnel may be involved in document development, investigator recruitment and selection, site evaluation, investigator meeting coordination, on-site study monitoring, data management and statistical services.

In studies where the Company is providing project management and/or monitoring services, the drug is administered to patients by physicians, referred to as investigators, at hospitals, clinics, or other locations, referred to as sites. Potential investigators may be identified by the drug sponsor or by the Company. The Company generally solicits investigators’ participation in the study. The trial’s success depends on the successful identification and recruitment of investigators with an adequate base of patients who satisfy the requirements of the study protocol.

The investigators find and enroll patients suitable for the study. The speed with which trials can be completed is significantly affected by the rate at which patients are enrolled. The Company’s personnel closely track the rate of patient enrollment and provide input necessary to ensure that the planned schedule of enrollment is maintained. Prospective patients are required to review information about the drug and its possible side effects, and sign an Informed Consent form to record their knowledge and acceptance of potential side effects. Patients also undergo a medical examination to determine whether they meet the requirements of the study protocol. Patients then receive the drug and are examined by the investigator as specified by the study protocol.

As patients are examined and tests are conducted in accordance with the study protocol, data are recorded on Case Report Forms (“CRFs”) and laboratory reports. The data are collected from study sites by specially trained persons known as monitors. The Company’s monitors visit sites regularly to ensure study protocol adherence, that the CRFs are completed correctly, and that all data specified in the protocol are collected. The monitors use completed CRFs, once they have been reviewed for consistency and accuracy, to enter data into an electronic database.

Consulting Services

The Company provides comprehensive consulting services to pharmaceutical and biotechnology companies including: representation with state formularies, pre-audit facility inspections, NDA and ANDA report writing, data assessment, report and literature review, protocol design and development, full statistical data analysis, and liaison with the FDA.

LIABILITY EXPOSURE

The Company’s Phase I service tests innovator and generic (already marketed) drugs on human volunteers pursuant to a study protocol. Such testing involves a risk of liability for personal injury or death to participants due, among other reasons, to possible unforeseen adverse side effects or improper administration of the drug.

The Company believes that the risk of liability to participants in Phase I testing is mitigated by various regulatory requirements, including the role of the IRB and the need to obtain each participant’s informed consent. The FDA requires that each human clinical trial be reviewed and approved by the IRB at each study site. The Company has its own independent IRB that reviews and approves protocols conducted at the Company’s Phase I center. This is an independent committee that includes both medical and non-medical personnel whose major purpose is to protect the interests and well being of individuals enrolled in the trial. After the trial begins, the IRB monitors compliance with the protocol and measures designed to protect participants, such as the requirement to obtain the informed consent.

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

The Company itself does not maintain professional malpractice insurance related to its testing procedures as its medical personnel are required to carry such insurance, and the Company is not a provider of medical care and related services. The Company maintains a professional and general liability policy which provides coverage with an aggregate limit of $3,000,000, a workmen’s compensation liability policy which provides coverage of $1,000,000, and an umbrella liability policy which has a limit of $10,000,000 for each occurrence in excess of primary. In addition, the Company also carries a Directors and Officers liability policy with a general aggregate limit of $2,000,000. There can be no assurance that this insurance coverage will be adequate, or that insurance coverage will continue to be available on terms acceptable to the Company.

GOVERNMENT REGULATIONS

The Company’s services are conducted for pharmaceutical and biotechnology companies to support their applications for approval to market new “branded” or bioequivalent generic drug products. These companies, and therefore the Company, are subject to extensive regulation by government authorities. Regulatory proceedings that adversely affect the Company’s clients could adversely affect the Company’s business. The repeal or significant alteration of some or all of the laws or regulations requiring testing of the type performed by the Company could have a material adverse effect on the Company’s business. However, regulatory changes that require additional or more complex testing to be performed in support of the drug approval process could significantly enhance the Company’s business. Management believes that legislation and regulation, on balance, have a favorable impact on the demand for its services by providing sponsors and manufacturers of new drugs with additional requirements that increase the need for outsourcing.

The services provided by the Company and the activities of its clients are ultimately subject to FDA regulation in the U.S. and comparable agencies in other countries. The Company is obligated to comply with FDA requirements governing the conduct of clinical trials as stated in the Code of Federal Regulations. These regulations are commonly referred to as Good Clinical Practices (GCPs) and Good Laboratory Practices (GLPs) and cover activities such as obtaining informed consent, verifying qualifications of investigators, complying with Standard Operating Procedures (“SOPs”), reporting adverse reactions to drugs, and maintaining thorough and accurate records. The Company must maintain source documents for each study for specified periods. Such documents are frequently reviewed by the study sponsor during visits to the Company’s facility and may be reviewed by the FDA during audits. Non-compliance with FDA regulations can result in the disqualification of data collected during a study.

At the end of July 1999, the Company received a Warning Letter from the United States Food and Drug Administration (“FDA”) regarding noncompliance with certain protocol requirements in bioequivalence studies conducted prior to fiscal 1999. In the Warning Letter, the FDA advised the Company to take immediate corrective action and that the failure to do so may result in regulatory action. The Company responded immediately and addressed the issues raised in the Warning Letter and subsequently met with the FDA to discuss corrective steps taken by the Company to comply with regulatory requirements. FDA representatives have inspected the Company twice since the Warning Letter was issued. As of the latest inspection, in December 2000, the FDA made no adverse findings.

The Company is subject to regulation and inspection by the Baltimore City Health Department (for the Maryland State Department of Health and Mental Hygiene), the Center for Disease Control of the United States Department of Health and Human Services and other state and local agencies where the Company’s facility is located. The Company has not experienced any significant problems to date in complying with the applicable requirements of such agencies and does not believe that any existing or proposed regulations will require material capital expenditures or changes in its method of operation. Management believes that the Company is acting in accordance with all applicable federal, state and local laws.

COMPETITION

The Company competes primarily against other CROs and pharmaceutical companies’ in-house research departments. The CRO industry is highly fragmented, with several large CROs and many small specialty providers. Many of the large full service CROs have substantially greater capital and other resources than the

Company. The continuing trend towards industry consolidation has resulted in heightened competition among the larger CROs. The Company competes in a specialty niche segment of the overall market where total size is a less important competitive factor than in the overall CRO industry. Clients choose to use the Company, or a direct competitor, on the basis of prior experience with the Company, its reputation for quality of the service provided, the ability to schedule the work in a timeframe, which meets the client’s needs, scientific and technical capability and the price of the services performed. The Company believes it can compete effectively in these areas.

CLIENTS

The Company has served most of the leading U.S. and Canadian generic drug firms and several of the leading U.S. and European pharmaceutical companies. The Company’s clients also include companies which utilize biotechnology and other emerging technologies to develop new drugs.

The Company has in the past derived, and may in the future derive, a significant portion of its revenue from a relatively limited number of major clients. Concentrations of business in the CRO industry are not uncommon and the Company is likely to experience such concentration in future years. A single client contributed in excess of 10% of contract revenue, accounting for approximately 43%, 16% and 13% of contract revenue, for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. In addition, another client contributed in excess of 16% for the fiscal year ended June 30, 2000.

While an individual client may represent a significant percent of revenues, these revenues are the result of the sum of a number of different contracts during the year. While the complete loss of a significant client could have a material adverse effect on the Company, the termination or loss of any one contract would typically not have a material adverse effect on the Company’s results of operations.

EXPORT SALES

The Company conducts studies for a number of companies outside of the U.S., primarily in Canada and Europe, in addition to many domestic companies. This work is billed and paid in U.S. dollars, therefore eliminating currency exchange risk to the Company. The following table approximates revenue recognized by the Company from its clients outside of the United States.

	Fiscal Years Ended June 30, (in thousands)

	2002	2001	2000

Canada	$176	$944	$964
Europe & Other	124	616	402

Total	$300	$1,560	$1,366

BACKLOG

The Company maintains a backlog of its business, representing studies underway in-house for which revenue has not yet been recognized, and studies that have been awarded to the Company by its various clients, but have yet to begin. At June 30, 2002, the backlog was approximately $2.4 million. The Company expects to recognize revenue from this backlog during fiscal 2003 and future fiscal years.

We believe that backlog may not be a consistent indication of future results. Studies that have been contracted may be delayed, terminated or the scope of work may change during the course of a study.

EMPLOYEES

At June 30, 2002, the Company had 89 employees (26 of whom were part-time employees), of which 6 hold Ph.D. or M.D. degrees and 6 others hold advanced degrees. The Company does not have collective bargaining agreements with any of its employees and considers its employee relations to be satisfactory.

ITEM 2.	Properties

The Company’s principal executive offices are located in Baltimore, Maryland, where it owns a building containing approximately 142,000 square feet of space, of which approximately 117,000 square feet are utilized in the Company’s operations and 25,000 square feet could be made available for the expansion of the Company’s operations when necessary. The building contains a consolidated analytical chemistry laboratory, a controlled live-in clinical facility with a 120 bed capacity, and corporate-wide information and data management systems.

ITEM 3.	Legal Proceedings

From time to time, the Company is involved in disputes and/or litigation encountered in the ordinary course of its business. The Company does not believe that the ultimate impact of the resolution of such outstanding matters will have a material effect on the Company’s financial position, results of operations or cash flows.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to security holders for a vote during the fourth quarter of the fiscal year ended June 30, 2002.

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is currently traded in the over-the-counter market and is quoted on the OTC Bulletin Board (OTCBB: PKLB). The following table sets forth the high and low bid prices of the common stock for the fiscal periods indicated and as reported through the OTC Bulletin Board.

	Year Ended June 30, 2002		Year Ended June 30, 2001

Quarter	High	Low	High	Low

First	$0.75	$0.58	$0.75	$0.63
Second	0.67	0.53	0.72	0.28
Third	0.90	0.42	0.63	0.38
Fourth	0.61	0.37	0.70	0.52

Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The approximate number of shareholders of record at July 19, 2002 was 909.

The Company has not declared a dividend on its common stock since its inception and has no intention of doing so in the foreseeable future.

ITEM 6.	Selected Consolidated Financial Data

The following selected consolidated financial data for each of the years in the five-year period ended June 30, 2002 have been derived from our consolidated financial statements and related notes thereto as of June 30, 1998 through 2002, and for the years then ended, which have been audited by PricewaterhouseCoopers LLP, our independent accountants. The selected information set forth below should be read in conjunction with our consolidated financial statements and the related footnotes, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K report.

	Fiscal Years Ended June 30, (in thousands, except share data)

	2002	2001	2000	1999	1998

Statement of Operations Data:
Total revenues	$6,798	$8,913	$8,024	$9,828	$12,326
Costs and expenses:
Cost of contracts	6,464	7,469	8,514	8,112	8,931
Selling, general and administrative expenses	1,742	1,880	2,462	2,569	2,210
Research and development expenses	80	113	158	512	568

Total costs and expenses	8,286	9,462	11,134	11,193	11,709

Operating (loss) income	(1,488)	(549)	(3,110)	(1,365)	617
Other income and expenses, net	5	36	152	37	14
Provision for income taxes	—	—	—	—	(8)

Net (loss) income before deemed preferred stock dividend	(1,483)	(513)	(2,958)	(1,328)	623
Deemed preferred stock dividend	—	—	—	—	(1,021)

Net loss applicable to common stockholders	$(1,483)	$(513)	$(2,958)	$(1,328)	$(398)

Basic and diluted loss per common share	$(0.59)	$(0.21)	$(1.19)	$(0.53)	$(0.16)

Basic and diluted weighted-average shares outstanding	2,496	2,496	2,496	2,493	2,440

	June 30,

	2002	2001	2000	1999	1998

Balance Sheet Data:
Cash and cash equivalents	$46	$414	$347	$2,233	$3,359
Total Assets	$4,079	$5,702	$6,550	$9,285	$10,107
Long-term debt	$—	$—	$62	$143	$235
Total Stockholders’ equity	$1,906	$3,389	$3,903	$6,587	$7,874

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We discuss factors that could cause or contribute to such differences elsewhere in this annual report on Form 10-K under the caption “Risk Factors and Certain Forward-Looking Information”. In addition, any forward-looking statements we make in this document speak only as of the date of this document, and we do not intend to update any such forward-looking statements to reflect events or circumstances that occur after that date.

INTRODUCTION

In the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”), we explain the general financial condition and the results of operations for PharmaKinetics, including:

    what our revenues were in 2002, 2001, and 2000;
    why revenues and expenses changed from the year before;
    where our revenues came from;
    how all of the foregoing affect our overall financial condition; and
    what our expenditures for capital projects were in 2002, 2001 and 2000 and a description of our capital requirements.

As you read this MD&A, you may find it helpful to refer to our consolidated financial statements beginning on page 15 of this annual report. These consolidated financial statements present the results of our operations for 2002, 2001, and 2000, as well as our financial position at June 30, 2002 and 2001. We analyze and explain the annual changes in the specific line items set forth in the section of our consolidated financial statements titled “Consolidated Statements of Operations”.

GENERAL

PharmaKinetics Laboratories, Inc. is a contract research organization providing services to the worldwide pharmaceutical and biotechnology industry in the development of prescription and non-prescription drug products. The services offered are primarily in the following areas:

    Phase I services;
    bioanalytical laboratory services;
    clinical trial management and monitoring; and
    consulting services.

The nature of the Company’s services and recurring business result in the Company having individual clients whose business could account for 10% or more in any fiscal year. Since the Company’s inception in 1976, the Company has assisted pharmaceutical clients with over 900 Abbreviated New Drug (“ANDA”) and New Drug (“NDA”) approvals that were received as a result of the conduct of over 2,500 studies. The Company’s services are provided in accordance with regulations, promulgated by FDA, as well as submissions to the Canadian Health Protection Branch (“HPB”), which govern clinical trials and the drug approval process.

On June 20, 2002, the Company (“PKLB”) entered into a Merger Agreement with Bioanalytical Systems, Inc (“BAS”). Shares of PKLB common stock outstanding at the effective time of the merger will be converted into shares of BAS common stock at a rate of one BAS share for each 12 PKLB shares; shares of PKLB Series A Convertible Preferred Stock will be converted into 6% subordinated convertible promissory notes issued by BAS in an aggregate principal amount of $5 million; and shares of PKLB Series B Convertible Preferred Stock will be converted into shares of BAS common stock at a rate of one BAS share for every 12 PKLB common shares into which the shares of PKLB series B Convertible Preferred Stock are convertible. The convertible promissory notes issued to holders of PKLB Class A Convertible Preferred Stock in the merger will mature on January 1, 2008, will not bear interest for the first year following the effective time of the merger, and will be convertible at the option of the holder into BAS common stock at a conversion price of $16 per share, after the expiration of one year following the date of the merger. The proposed transaction is subject to the satisfaction of certain closing conditions, including, among others, shareholder approval. The integration of the Company will bring to

Bioanalytical Systems, Inc. a successful management team and expanded bioanalytical and Phase I service capabilities, as well as a strong customer and revenue base.

RESULTS OF OPERATIONS

REVENUES

In 2002, 2001 and 2000 our revenues consisted of the following:

	Fiscal Years Ended June 30, (in thousands)

	2002	2001	2000

Phase I Services	$2,293	$5,458	$5,974
Bioanalytical Laboratory Service	1,210	1,522	445
Clinical Trial Management and Monitoring	3,053	1,490	1,388
Licensing	39	32	67
Consulting Services	203	411	150

Total	$6,798	$8,913	$8,024

Total revenues were $6.8 million, $8.9 million and $8.0 million for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. The decrease in revenue in 2002 compared to 2001 is due to a decline in client demand for Phase I services, principally Phase I clinical trials during the first half of the fiscal year 2002, partially offset by higher clinical trial management and monitoring revenue as studies neared completion. The increase in revenue in 2001 compared to 2000 is primarily in the areas of bioanalytical laboratory services and consulting services.

The Company continues to strategically focus its sales and marketing efforts on maintaining the core Phase I services, while expanding other key revenue sources, primarily in the areas of clinical trials management and monitoring and bioanalytical laboratory services.

COST OF CONTRACTS

Cost of contracts were $6.5 million, $7.5 million and $8.5 million for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. As a percentage of revenue, cost of contracts increased to 95% compared to 84% for the twelve-month period ended June 30, 2002 and 2001, respectively. This increase as a percentage of revenue is due primarily to the mix in service contracts and the lower sales level in fiscal 2002. Certain costs are variable in nature and vary according to the type of study, the number of participants, samples processed, method development and validation, technical and material requirements and duration of the study. As a percentage of revenue, cost of contracts decreased to 84% compared to 106% for the twelve-month period ended June 30, 2001 and 2000, respectively. The decrease in cost of contracts in 2001 compared to 2000 is primarily attributable to the Company’s effort to contain and/or reduce certain fixed costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (“SG&A”) expenses were $1.7 million, $1.9 million and $2.5 million for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. The decrease in SG&A expenses in 2002 compared to 2001 is primarily due to a reduction in certain SG&A expenses such as consulting, utilities, service contracts and routine operating expenses. The decrease in SG&A expenses in 2001 compared to 2000 is primarily attributable to a reduction in personnel costs of $0.2 million, a reduction in certain business development costs of $0.1 million and the recognition of $0.3 million in expenses related to the settlement with Altana, Inc. in fiscal year 2000.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development (“R&D”) expenses were $0.1 million, $0.1 million and $0.2 million for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. R&D expenses remained approximately the same for the twelve-month periods ended June 30, 2002 and 2001, respectively. The decrease in R&D expenses in 2001 compared to 2000 is primarily attributable to the utilization of certain of the Company’s R&D personnel for activities necessary to meet project deadlines for clients, including contracted development work. R&D expenses will fluctuate from time to time as the Company re-allocates existing scientific personnel whenever practical to focus on developing methods for utilization in current and future studies related primarily to its LC/MS/MS instrumentation.

INCOME TAXES

No benefit for income taxes was recorded for the fiscal years ended June 30, 2002, 2001 and 2000 due to the uncertainty of utilizing such benefits.

OTHER INCOME AND EXPENSES

Other income and expenses of the Company consist primarily of interest income earned on overnight investments and interest expense related to notes payable and capital lease obligations. Interest income was $14,209, $50,306 and $51,989 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. The decrease in interest income in 2002 compared to 2001, and 2001 compared to 2000, is primarily related to a reduction in the average invested cash balances. Interest expense was $8,829, $14,091 and $19,813 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. The decrease in interest expense in 2002 compared to 2001 is primarily due to the expiration of a capital lease in fiscal year 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $46,371 at June 30, 2002. The Company’s primary source of funds is cash flow from operations although, beginning in the quarter ended March 31, 2002, the Company from time to time has borrowed funds from a director and BAS to cover short-term operating requirements . During the twelve-month period ended June 30, 2002, cash and cash equivalents decreased by $368,000. The decrease is due to the acquisition of key laboratory equipment in the amount of $265,000 and cash used in operations in the amount of $688,000 partly offset by the issuance of notes payable of $550,000 (net of repayments) to a director and BAS.

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

On June 20, 2002, The Company entered into a Merger Agreement with BAS. Shares of PKLB common stock outstanding at the effective time of the merger will be converted into shares of BAS common stock at a rate of one BAS share for each 12 PKLB shares; shares of PKLB Series A Convertible Preferred Stock will be converted into 6% subordinated convertible promissory notes issued by BAS in an aggregate principal amount of $5 million; and shares of PKLB Series B Convertible Preferred Stock will be converted into shares of BAS common stock at a rate of one BAS share for every 12 PKLB common shares into which the shares of PKLB series B Convertible Preferred Stock are convertible. The convertible promissory notes issued to holders of PKLB Class A Convertible Preferred Stock in the merger will mature on January 1, 2008, will not bear interest for the first year following the effective time of the merger, and will be convertible at the option of the holder into BAS common stock at a conversion price of $16 per share, after the expiration of one year following the date of the merger. The proposed transaction is subject to the satisfaction of certain closing conditions, including, among others, shareholder approval.

The Company cannot guarantee that the results from operations will be sufficient to support the Company’s liquidity requirements through June 30, 2003 and beyond. There can be no assurance that the proposed transaction with BAS will be completed or the strategies will be accomplished or whether they will be adequate to allow the Company to meet its cash needs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements requires us to make estimates and judgments with respect to the selection and application of accounting policies that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of this Form 10-K. We believe the following critical accounting policies and significant judgments and estimates have the greatest impact on the preparation of our consolidated financial statements:

Contract Revenues – We recognize revenue from testing services, which are short-term in duration, upon completion of all required clinical and laboratory analysis. Operating revenue attributable to the performance of long-term testing is recorded by contract by determining the status of work performed to date in relation to total services to be provided. Revenues under fixed-rate contracts include a proration of the earnings expected to be realized on the contract based upon the ratio of costs incurred to estimated total costs. Recognized revenues are subject to revisions as the contracts progress and estimated costs to complete are revised. Revisions in revenue estimates are recorded to income in the period in which the facts that give rise to the revision become known. Projected losses on contracts are provided for in their entirety when known.

License fee income is recognized as a percentage of licensed product sales as reported to the Company from the licensee under the license agreement.

Trade Receivable Bad Debt Reserves - We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Income Taxes - We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize deferred tax assets in the future in excess of their net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

RISK FACTORS AND CERTAIN FORWARD-LOOKING INFORMATION

As discussed in the Cautionary Note at the beginning of this MD&A, certain statements in this MD&A and elsewhere in this annual report on Form 10-K are forward-looking statements based on current expectations, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties include those set forth under the following captions. Other more general factors that could cause or contribute to such differences include, but are not limited to, general economic conditions, conditions affecting the pharmaceutical industry, and consolidation resulting in increased competition within the Company’s market.

Warning Letter

At the end of July 1999, the Company received a Warning Letter from the FDA regarding the Company’s noncompliance with certain protocol requirements in bioequivalence studies that were conducted prior to fiscal 1999. In the Warning Letter, the FDA advised the Company to take immediate corrective action and that the failure to do so may result in regulatory action. The Company has responded to the FDA and has taken the corrective actions it believes necessary to address the issues and concerns raised in the Warning Letter. FDA representatives have inspected the Company twice since the Warning Letter was issued. As of the latest inspection, in December 2000, the FDA made no adverse findings. The receipt of this letter has had, and any further regulatory action could have, a material adverse effect on the Company’s ability to market its services and obtain new business. The resulting downturn in business has negatively affected, and could continue to negatively affect, the Company’s financial condition and results of operations.

Dependence of the Company on the Product Development Cycles of its Clients

Most of the Company’s contracts are short-term in duration. As a result, the Company must continually replace its contracts with new contracts to sustain its revenue. A client’s product development cycle is the driving force in the Company’s ability to initiate new contracts. In addition, a client has the ability to cancel or delay existing contracts if their product is not ready for testing or if the testing results are not satisfactory. The Company’s inability to generate new contracts on a timely basis would have a material adverse effect on the Company’s business, financial condition, and results of operations. Since a large portion of the Company’s operating costs are relatively fixed, variations in the timing and progress of contracts can affect results materially.

Dependence of the Company on Certain Clients

The Company has in the past derived, and may in the future derive, a significant portion of its revenue from a relatively limited number of major clients. Concentrations of business in the CRO industry are not uncommon and the Company is likely to experience such concentration in future years. A single client contributed in excess of 10% of contract revenue, accounting for approximately 43%, 16% and 13% of contract revenue, for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. In addition, another client contributed in excess of 16% of contract revenue for the fiscal year ended June 30, 2000.

While an individual client may represent a significant percent of revenues, these revenues are the result of the sum of a number of different contracts during the year. While the complete loss of a significant client could have a material adverse effect on the Company, the termination or loss of any one contract would typically not have a material adverse effect on the Company’s business, financial condition, or results of operations.

Dependence of the Company on Key Personnel

The Company depends on a number of key individuals, the loss of any one of which could have a material adverse effect on the Company’s operations. The Company also depends on its ability to attract and retain qualified scientific, medical and technical employees. The Company has experienced difficulty in recruiting individuals for such positions due to intense competition in the marketplace. There can be no assurance that the Company will be able to retain its existing scientific, medical and technical personnel, or to attract and retain qualified employees. The Company’s inability to attract and retain qualified individuals would have a material adverse effect on the Company’s business, financial condition, and results of operations.

Ability to Continuously Develop New Methodologies for Clinical and Analytical Applications

The Company must continuously develop analytical methodology for drug products in order to obtain the business of its clients. Clients typically request evidence of suitable validated analytical methods before placing work with the Company. In addition, the Company must continue to be able to provide solutions and advice for its clients for whom both traditional and non-traditional drug delivery systems are used. This requires staying abreast of current regulatory requirements and identifying applications that will assist clients in obtaining approval for their products. The Company’s inability to provide these services on demand could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Dependence of the Company on the Availability of Volunteer Study Participants

The Company uses volunteer study participants for each Phase I clinical study. The availability of sufficient numbers of qualified and willing study participants has at times been, and could in the future be, a limitation on the Company’s business. The Company’s inability to attract qualified individuals for its studies would have a material adverse effect on the Company’s business, financial condition, and results of operations.

Competition and Consolidation within the Company’s Market

The Company competes primarily against other CROs and pharmaceutical companies’ in-house research departments. The CRO industry is highly fragmented, with several large CROs and many small specialty providers. Many of the large full-service CROs have substantially greater capital and other resources than the Company. The continuing trend towards industry consolidation has resulted in heightened competition among the larger CROs. The consolidation has generated increased competition for clients and placed pressures on small specialty providers. The Company competes in a specialty niche segment of the overall market where total size is a less important competitive factor than in the overall CRO industry. Clients choose to use the Company, or a direct competitor, on the basis of prior experience with the Company, its reputation for the quality of service provided, the ability to schedule the work in a time frame that meets the client’s needs, scientific and technical capability and the price of the services performed. This may lead to price and other forms of competition that may have a material adverse effect on the Company and its results of operations.

Financial Results and Liquidity

The Company had cash and cash equivalents of $46,371 at June 30, 2002. The Company’s primary source of funds is cash flow from operations although, beginning in the quarter ended March 31, 2002, the Company from time to time has borrowed funds from a director and BAS to cover short-term operating requirements . During the twelve-month period ended June 30, 2002, cash and cash equivalents decreased by $368,000. The decrease is due to the acquisition of key laboratory equipment in the amount of $265,000 and cash used in operations in the amount of $688,000 partly offset by the issuance of notes payable of $550,000 (net of repayments) to a director and BAS.

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

On June 20, 2002, the Company entered into a Merger Agreement with BAS. Shares of PKLB common stock outstanding at the effective time of the merger will be converted into shares of BAS common stock at a rate of one BAS share for each 12 PKLB shares; shares of PKLB Series A Convertible Preferred Stock will be converted into 6% subordinated convertible promissory notes issued by BAS in an aggregate principal amount of $5 million; and shares of PKLB Series B Convertible Preferred Stock will be converted into shares of BAS common stock at a rate of one BAS share for every 12 PKLB common shares into which the shares of PKLB series B Convertible Preferred Stock are convertible. The convertible promissory notes issued to holders of PKLB Class A Convertible Preferred Stock in the merger will mature on January 1, 2008, will not bear interest for the first year following the effective time of the merger, and will be convertible at the option of the holder into BAS common stock at a conversion price of $16 per share, after the expiration of one year following the date of the merger. The proposed transaction is subject to the satisfaction of certain closing conditions, including, among others, shareholder approval.

The Company cannot guarantee that the results from operations will be sufficient to support the Company’s liquidity requirements through June 30, 2003 and beyond. There can be no assurance that the proposed transaction with BAS will be completed or the strategies will be accomplished or whether they will be adequate to allow the Company to meet its cash needs.

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

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 36 present fairly, in all material respects, the financial position of PharmaKinetics Laboratories, Inc. and its subsidiary at June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 34 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has suffered recurring losses from operations and has negative working capital. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Baltimore, Maryland
July 26, 2002

ITEM 8.     Financial Statements and Supplementary Data

PHARMAKINETICS LABORATORIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,

	2002	2001

ASSETS
Current assets
Cash and cash equivalents	$46	$414
Accounts receivable, net	676	1,443
Contracts in process	50	130
Prepaid expenses and other current assets	143	204

Total current assets	915	2,191
Property, plant and equipment, net	3,164	3,445
Other assets	—	66

	$4,079	$5,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,310	$756
Notes payable	550	—
Deposits on contracts in process	313	1,557

Total current liabilities	2,173	2,313

Commitments and Contingent Liabilities
Stockholders’ Equity
Preferred stock, no par value; authorized 1,500,000 shares
Class A convertible preferred stock, no par value; Issued and outstanding, 833,300 shares at June 30, 2002 and 2001, respectively	4,938	4,938
Class B convertible preferred stock, no par value; Issued and outstanding, 250,000 shares at June 30, 2002 and 2001, respectively	273	273
Common stock, $.005 par value; authorized, 10,000,000 shares; issued and outstanding, 2,496,129 shares at June 30, 2002 and 2001, respectively	12	12
Additional paid-in capital	11,930	11,930
Accumulated deficit	(15,247)	(13,764)

Total stockholders’ equity	1,906	3,389

	$4,079	$5,702

See accompanying notes to consolidated financial statements.

PHARMAKINETICS LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Years Ended June 30,

	2002	2001	2000

Revenues	$6,798	$8,913	$8,024
Cost and expenses:
Cost of contracts	6,464	7,469	8,514
Selling, general and administrative expenses	1,742	1,880	2,462
Research and development expenses	80	113	158

Total costs and expenses	8,286	9,462	11,134

Loss from operations	(1,488)	(549)	(3,110)
Other income and expenses
Interest income	14	50	52
Interest expense	(9)	(14)	(20)
Other expenses	—	—	(34)
Gain on sale of investment	—	—	154

	5	36	152

Net loss applicable to common stockholders	$(1,483)	$(513)	$(2,958)

Basic and diluted loss per common share	$(0.59)	$(0.21)	$(1.19)

Weighted-average shares used to compute basic and diluted loss per common share	2,496	2,496	2,496

See accompanying notes to consolidated financial statements.

PHARMAKINETICS LABORATORIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Preferred Stock

	Class A		Class B		Common Stock

	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, July 1, 1999	833,300	$4,938	—	$—	2,496,129	$12	$11,930	$(10,293)	$6,587
Comprehensive loss:
Net loss								(2,958)	(2,958)
Other comprehensive loss									—

Total comprehensive loss									(2,958)

Issuance of preferred stock in settlement of lawsuit			250,000	273					273

Balance, June 30, 2000	833,300	$4,938	250,000	$273	2,496,129	$12	$11,930	$(13,251)	$3,902
Comprehensive loss:
Net loss.								(513)	(513)
Other comprehensive loss									—

Total comprehensive loss									(513)

Balance, June 30, 2001	833,300	$4,938	250,000	$273	2,496,129	$12	$11,930	$(13,764)	$3,389
Comprehensive loss:
Net loss								(1,483)	(1,483)
Other comprehensive loss									—

Total comprehensive loss									(1,483)

Balance, June 30, 2002	833,300	$4,938	250,000	$273	2,496,129	$12	$11,930	$(15,247)	$1,906

See accompanying notes to consolidated financial statements.

PHARMAKINETICS LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Years Ended June 30,

	2002	2001	2000

Cash flows from operating activities:
Net Loss	$(1,483)	$(513)	$(2,958)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	546	574	653
Issuance of preferred stock in settlement of lawsuit	—	—	273
(Gain) loss on disposal of equipment	(35)	—	34
Gain on sale of investment	—	—	(154)
Bad debt expense	15	37	—
Changes in operating assets and liabilities:
Accounts receivable, net	752	(319)	357
Contracts in process	80	608	112
Prepaid expenses and other assets	127	43	24
Accounts payable and accrued expenses	554	(489)	183
Deposits on contracts in process	(1,244)	216	(141)

Net cash provided by (used in) operating activities	(688)	157	(1,617)

Cash flows from investing activities:
Purchases of property and equipment	(265)	(28)	(355)
Proceeds from disposal of equipment	35	—	—
Proceeds from sale of investment	—	—	178

Net cash used in investing activities	(230)	(28)	(177)

Cash flows from financing activities:
Proceeds from issuance of notes payable	700	—	—
Payments on notes payable	(150)	—	—
Payments on capital lease obligations	—	(62)	(92)

Net cash provided by (used in) financing activities	550	(62)	(92)

Net increase (decrease) in cash and cash equivalents	(368)	67	(1,886)
Cash and cash equivalents at the beginning of year	414	347	2,233

Cash and cash equivalents at the end of year	$46	$414	$347

Supplemental disclosures of cash flow information:
Interest paid	$3	$12	$19

See accompanying notes to consolidated financial statements.

PHARMAKINETICS LABORATORIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organizations and Description of Business

PharmaKinetics Laboratories, Inc. (the “Company”) is a contract research organization (“CRO”), located in Baltimore, Maryland, providing a range of clinical research and development services to the worldwide pharmaceutical and biotechnology industries in the development of prescription and non-prescription drug products. These services include Phase I clinical research, bioanalytical laboratory testing, and the management and monitoring of multi-center clinical trials. The Company offers ancillary services in these areas such as protocol development, case report form design, data management, biostatistics and regulatory consulting.

2.     Summary of Significant Accounting Policies and Practices

Principles of Consolidation

The accompanying consolidated financial statements include the results of the Company and the PKLB Limited Partnership, a wholly owned subsidiary, which owns the building the Company occupies. The Company includes 100% of the building operations in its financial statements.

Segment Information

The Company operates in one industry segment, the testing and related research of pharmaceutical products. The Company is managed and operated as one business. A single management team that reports to the Chief Executive Officer comprehensively manages the entire business. The Company does not operate separate lines of business or separate business entities. In addition, the Company operates from its corporate headquarters located within the United States. The Company does not have separately reportable segments as defined by Standard of Financial Accounting Standards (“SFAS”) SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information.

Cash Equivalents

The Company classifies all highly liquid investments with an original maturity of three months or less at the time of purchase as cash equivalents.

Accounts Receivable

The Company grants unsecured credit to its customers. At June 30, 2002, and 2001, accounts receivable is shown net of the allowance for doubtful accounts of $100,150 and $85,000, respectively.

Investments

The Company classifies investments at the time of purchase as either available-for-sale or held-to-maturity. Investments in securities that are classified as available-for-sale are carried at their fair values. Unrealized holding gains and losses on available-for-sale securities are excluded from current earnings (loss) and are reported as a separate component of stockholders’ equity as “Accumulated other comprehensive income (loss)”. Realized gains and losses on available-for-sale securities are determined on a specific identification basis.

A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other than temporary is an impairment that would result in a reduction in the carrying amount to fair value. Such impairment, if any, is charged to current earnings, and an adjusted cost basis for the security is established.

Fair Value of Financial Instruments

The Company’s cash and cash equivalents, accounts receivable, accounts payable and certain other accrued liabilities are all short term in nature and their carrying amounts approximate fair value. The carrying values of the Company’s notes payable approximates their fair values based on borrowing rates available at the reporting date for indebtedness with similar terms and maturities.

PHARMAKINETICS LABORATORIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Contracts in Process and Deposits on Contracts in Process

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

License fee income is recognized as a percentage of licensed product sales as reported to the Company from the licensee under a license agreement, which expires in fiscal year 2004. The Company recognized license fee income of $38,988, $32,452, and $67,579 during fiscal years ended June 30, 2002, 2001, and 2000, respectively.

The Company conducts studies for a number of companies outside of the United States (U.S.), primarily in Canada and Europe, in addition to many domestic companies. This work is billed and paid in U.S. dollars, so there is no currency exchange risk to the Company. The following table approximates revenue recognized by the Company from its clients outside of the United States (in thousands).

	Year ended June 30,

	2002	2001	2000

Canada	$176	$944	$964
Europe & other	124	616	402

Total	$300	$1,560	$1,366

Significant Clients

A single client contributed in excess of 10% of contract revenue, accounting for approximately 43%, 16% and 13% of contract revenue, for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. In addition, another client contributed in excess of 16% of contract revenue for the fiscal year ended June 30, 2000.

Accounting for Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion of or all of the deferred tax asset will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that such tax rate changes are enacted.

PHARMAKINETICS LABORATORIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Research and Development Expenses

The nature of the Company’s bioanalytical laboratory services requires the Company to develop new assay methods for use in testing pharmaceutical products in order to determine the amount of drug present in each of the biological specimens tested. Each drug being tested requires the development of a unique assay method, the accuracy and precision of which must be documented according to current scientific standards to meet requirements established by the United States Food and Drug Administration (“FDA”). The Company’s research and development group develops and validates these unique assay methods. These research and development costs are expenses as incurred.

Stock-Based Compensation

The Company discloses information relating to stock-based compensation awards in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. (“SFAS 123”), and has elected to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), to such compensation awards. Under the Company’s employee stock option plans, the Company grants employee stock options at an exercise price equal to the fair market value at the date of grant. No compensation expense is recorded with respect to such stock option grants. Compensation expense for options granted to non-employees is determined in accordance with SFAS 123 as the fair value of the consideration received or the fair value of the equity instruments issued whichever is more reliably measured.

Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing earnings (loss) by the weighted-average number of shares outstanding for the period. The computation of Diluted EPS is similar to Basic EPS except that the weighted-average number of shares outstanding for the period is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been used. Potential common shares are excluded if the effect on earnings (loss) per share is antidilutive.

The following table presents the computations of basic and diluted EPS (in thousands, except per share data):

	2002	2001	2000

Net loss	$(1,483)	$(513)	$(2,958)

Weighted-average shares outstanding.	2,496	2,496	2,496

Basic and diluted EPS applicable to common stockholders	$(0.59)	$(0.21)	$(1.19)

There were common stock equivalents of 2,058,261, 2,058,261 and 1,750,962 at June 30, 2002, 2001, and 2000, respectively, that were considered antidilutive and accordingly excluded in the above calculation.

Concentration of Credit Risk

The Company is subject to credit risk related to cash balances with financial institutions in excess of insured amounts. The risk is mitigated by the fact that, at the close of each business day, excess funds in the Company’s operating accounts are placed in an overnight investment account collateralized by government securities held by the financial institution.

One client accounted for 41% and three clients accounted for 54% of the outstanding accounts receivable balance at June 30, 2002 and 2001, respectively. Clients outside the U.S. comprise 0.14% and 24.8% of the outstanding accounts receivable balance at June 30, 2002, and 2001, respectively.

PHARMAKINETICS LABORATORIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual amounts may differ from these estimates.

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

3.     Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	June 30,

	2002	2001

Land	$200	$200
Building and improvements	3,118	3,118
Furniture and equipment	4,017	3,918

	$7,335	$7,236

Accumulated depreciation	(4,171)	(3,791)

	$3,164	$3,445

Certain assets classified as a capital lease expired at the end of the lease term in fiscal year 2002. At June 30, 2001, assets classified as a capital lease were $340,165 with accumulated depreciation of $238,115.

4.     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consists of the following (in thousands):

	June 30,

	2002	2001

Trade accounts payable	$1,044	$510
Accrued payroll and related expenses.	98	116
Other accrued expenses	168	130

	$1,310	$756

PHARMAKINETICS LABORATORIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.     Investment in Hybridon, Inc.

At June 30, 1999, the Company held 44,642 shares of common stock and warrants to acquire 11,161 shares of common stock, at an exercise price of $2.40 per share, of Hybridon, Inc. (OTCBB:HYBN) with a carrying value of $23,716 as determined by the average of the bid and ask prices of the stock reported by the National Quotation Bureau on June 30, 1999, which was $0.53 per share. The Company received the stock and warrants in fiscal 1998 in exchange for an accounts receivable in the amount of $89,284. The warrants expire on May 4, 2003, and are not subject to a call provision.

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

6.     Income Taxes

Significant components of the Company’s deferred tax assets and liabilities are shown below (in thousands):

	June 30,

	2002	2001

Deferred tax assets:
Accounts receivable	$39	$33
Accrued liabilities	39	23
Net operating loss carryforwards	4,890	4,308
Alternative minimum tax credits	4	4
General business credits	1,431	1,558
Valuation allowance	(6,157)	(5,738)

Total deferred tax assets	246	187
Deferred tax liabilities:
Property, plant and equipment	(246)	(187)

	(246)	(187)

Net deferred income taxes	$—	$—

Based on the weight of evidence available at June 30, 2002 and 2001, in management’s opinion, a full valuation allowance is required and recorded against the Company’s deferred income tax assets.

At June 30, 2002, the Company had tax loss carryforwards of approximately $13.0 million, which begin expiring in 2006 through 2022, and general business credits of approximately $1.4 million that begin expiring in 2003 through 2015. Approximately $6.4 million of net operating loss carryforwards and general business credits are currently subject to limitations under Section 382 of the Internal Revenue Code. In the event of a change in ownership (see Note 12), utilization of the Company’s net operating loss carryforwards generated prior to the ownership change would be subject to an annual limitation under Section 382 of the Internal Revenue Code, which could substantially reduce or defer the utilization of these losses.

PHARMAKINETICS LABORATORIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The principal differences between the actual effective tax rate and the statutory federal tax rate are as follows:

	Fiscal year ended June 30,

	2002	2001	2000

Statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes – net of federal benefit.	(4.9)	(4.9)	(4.9)
Valuation Allowance	38.9	38.9	38.9

Effective tax rate	—%	—%	—%

7.     Leases

Lease expense for all operating leases, including leases with terms of less than one year, amounted to $92,700, $85,551 and $84,100, for the years ended June 30, 2002, 2001 and 2000, respectively. The future expected payout of operating leases with terms in excess of one year is as follows:

Fiscal Year ending June 30,

2003	$27,420
2004	16,530
2005	1,488
2006 and thereafter	—

$45,438

8.     Capital Transactions

Class A Preferred Stock and Warrants

In December 1997, the Company issued 833,300 shares of a newly created Class A Convertible Preferred Stock and warrants to purchase 1,250,000 shares of the Company’s common stock, and entered into a Registration Rights Agreement and Technology Sharing Agreement in connection therewith, to investors including certain affiliates of Aster S.A. and CAI Advisors & Co. (collectively, the “Purchasers”). The securities were issued pursuant to a Preferred Share and Warrant Purchase Agreement (the “Agreement”).

The Agreement provided for the sale to the Purchasers of a total of 833,300 shares of Class A Convertible Preferred Stock for $4,937,500 or $5.925 per share. The preferred stock is convertible at any time into shares of common stock at a conversion ratio of one (1) share of preferred stock for two point one seven (2.17) shares of the Company’s common stock. The conversion ratio is subject to adjustment under certain circumstances to prevent dilution. In the event of liquidation of the Company, the holders of the shares of preferred stock who do not convert their shares into common stock are entitled to receive $5.925 per share, prior to any distributions being made to the holders of any other class or series of the Company’s capital stock.

In addition, the Agreement provided for the sale to the Purchasers, for $62,500, warrants to purchase 1,250,000 shares of the Company’s common stock, exercisable at $6.00 per share. These warrants expired on December 23, 2000.

Class B Preferred Stock and Warrants

In April 2000, the Company issued 250,000 shares of a newly created Class B Convertible Preferred Stock and warrants to purchase 100,000 shares of the Company’s common stock to Altana, Inc. in settlement of a civil action. The preferred stock is convertible at any time into shares of common stock at a conversion ratio of one (1) share of preferred stock for one (1) share of common stock. The conversion ratio is subject to adjustment under certain circumstances to prevent dilution. There are no liquidation preferences.

PHARMAKINETICS LABORATORIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The warrants are fully exercisable at $6.00 per share and expire in April 2003. Altana can elect to exchange shares of the preferred stock for future studies performed by the Company. No shares have been exchanged for future studies through June 30, 2002.

9.     Stock Option Plan

Employee Stock Option Plans

The Company has stock option plans under which incentive and non-qualified stock options may be granted to key employees. As of June 30, 2002, there were 336,340 options outstanding, 220,907 of which were exercisable, but not exercised, and 186,370 available for future issuance. To date, 42,130 options have been exercised. A total of 564,840 options have been authorized for issuance under the plans, at no less than the fair market value of the shares on the date of grant. Options may be granted for terms up to but not exceeding ten years and are generally fully vested after four years from the date granted.

Non-Employee Directors’ Stock Option Plan

In November 1996, the Board of Directors elected to discontinue cash compensation for its non-employee directors and to adopt a Non-Employee Directors Stock Option Plan (the “1996 Plan”) effective November 25, 1996. The 1996 Plan was amended by resolution of the Board of Directors (the “Board) on January 20, 1998 in order to increase the number of shares of the Company’s common stock subject to options available for grant under the 1996 Plan. Each non-employee director shall be granted options to purchase 24,000 shares of the Company’s common stock, at the fair market value of the stock on the effective date of the grant, which shall vest in four equal installments over four years. The first year’s grant will be pro-rated for directors joining the Board after the effective date. The first installment shall vest on the effective date of the grant. Thereafter, on the date of each of the next three annual meetings of stockholders at which elections to the Board are conducted, an installment of 6,000 shares shall vest in each serving director who is re-elected to the Board. The 1996 Plan, as amended, shall be administered by the Board or the Compensation Committee established by the Board and provides that the number of shares of stock that may be issued pursuant to options granted under the 1996 Plan shall not exceed in the aggregate 200,000 shares. As of June 30, 2002, there were 78,500 options outstanding, 72,500 of which were exercisable, but not exercised, and 109,500 options were available for future issuance. To date, 12,000 options have been exercised.

Non-Employee Grants

The Company granted non-qualified options to purchase 211,420 shares of the Company’s common stock to non-employees. As of June 30, 2002, there were 80,000 options outstanding, all were exercisable, but not exercised. Options were granted at fair market value on the effective date of the grant, vesting over a four- year period with a life of ten years from the date of grant.

PHARMAKINETICS LABORATORIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a summary of the Company’s share option activity and balances as of and for the fiscal years ended June 30, 2002, 2001 and 2000:

	Number of Shares	Weighted-Average Exercise Price

Balance, July 1, 1999	453,660	$4.40
Granted	368,600	1.54
Exercised	—	—
Forfeited	(233,910)	4.27

Balance, June 30, 2000	588,350	2.66
Granted	133,000	0.73
Exercised	—	—
Forfeited	(48,490)	3.24

Balance, June 30, 2001	672,860	2.23
Granted	25,000	0.63
Exercised	—	—
Forfeited	(203,020)	2.59

Balance, June 30, 2002	494,840	$2.01

Share options outstanding and exercisable by price range are as follows:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Outstanding as of June 30, 2002	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Exercisable as of June 30, 2002	Weighted- Average Exercise Price
$0.63 to $5.00	418,540	7.6	$1.14	282,107	$1.22
$5.01 to $7.50	76,300	5.7	6.78	76,300	6.78

	494,840	7.3	$2.01	358,407	$2.40

Using the Black-Scholes option pricing model, the per share weighted-average fair value of all share options granted at market value on the date of grant during fiscal years 2002, 2001 and 2000 were $0.63, $0.49 and $0.81, respectively, and $0.16 during fiscal year 2000 for those options granted with an exercise price greater than market value on the date of grant, with the following weighted-average assumptions.

	2002	2001	2000
Expected dividend yield	0%	0%	0%
Weighted average risk-free interest rate	4.66%	5.86%	6.44%
Volatility	80.0%	80.0%	80.8%
Expected life in years	5 years	5 years	2 to 5 years

PHARMAKINETICS LABORATORIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company applies APB 25 in accounting for share options granted to employees and, accordingly, no compensation expense has been recognized related to such share options to the extent that such share options were granted at an exercise price that equaled the fair market value at the grant date. Had the Company determined compensation cost based on the fair value at the grant date for its share options under SFAS 123, (using the Black-Scholes pricing model), the Company’s net loss would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

	Fiscal year ended June 30,

	2002	2001	2000

Net loss applicable to common stockholders --- as reported	$(1,483)	$(513)	$(2,958)
Net loss applicable to common stockholders --- pro forma	$(1,549)	$(726)	$(2,956)
Basic and diluted loss per share --- as reported	$(0.59)	$(0.21)	$(1.19)
Basic and diluted loss per share --- pro forma	$(0.62)	$(0.29)	$(1.18)

10.   401(k) Profit Sharing Plan

The Company’s 401(k) Profit Sharing Plan (the “401(k) Plan”) is available to all employees meeting certain eligibility criteria and permits participants to contribute up to certain limits as established by the Internal Revenue Code. The Company may make cash contributions equal to a percentage of a participant’s contribution or may contribute a discretionary amount to the 401(k) Plan.

The Company matches employee contributions equal to 1% contributed to such employee’s 401(k) Plan account subject to certain limitations as established by the Internal Revenue Service. Such amounts vest 25% per year after the first two years and are fully vested after six years of service with the Company. The Company has made contributions of approximately $21,400, $23,800 and $25,400 for the fiscal years ended June 30, 2002, 2001, and 2000, respectively.

11.     Quarterly Financial Data (in thousands, except per share data) (Unaudited)

Fiscal Year 2002	September 30,	December 31,	March 31,	June 30,
Revenue	$2,182	$1,726	$1,921	$969
Gross profit	$(98	$341	$363	$(272)
Net loss	$(581	$(112	$(56	$(734)
Basic loss per share	$(0.23	$(0.04	$(0.02	$(0.29)
Diluted loss per share	$(0.23	$(0.04	$(0.02	$(0.29)

Fiscal Year 2001	September 30,	December 31,	March 31,	June 30,
Revenue	$2,642	$2,694	$1,423	$2,154
Gross profit	$632	$567	$134	$110
Net earnings (loss)	$80	$86	$(309	$(370)
Basic earnings (loss) per share	$0.03	$0.03	$(0.12	$(0.15)
Diluted earnings (loss) per share	$0.02	$0.02	$(0.12	$(0.15)

PHARMAKINETICS LABORATORIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.     Merger with Bioanaytical Systems, Inc.

On June 20, 2002, the Company (“PKLB”) entered into a Merger Agreement with Bioanalytical Systems, Inc (“BAS”). Shares of PKLB common stock outstanding at the effective time of the merger will be converted into shares of BAS common stock at a rate of one BAS share for each 12 PKLB shares; shares of PKLB Series A Convertible Preferred Stock will be converted into 6% subordinated convertible promissory notes issued by BAS in an aggregate principal amount of $5 million; and shares of PKLB Series B Convertible Preferred Stock will be converted into shares of BAS common stock at a rate of one BAS share for every 12 PKLB common shares into which the shares of PKLB series B Convertible Preferred Stock are convertible. The convertible promissory notes issued to holders of PKLB Class A Convertible Preferred Stock in the merger will mature on January 1, 2008, will not bear interest for the first year following the effective time of the merger, and will be convertible at the option of the holder into BAS common stock at a conversion price of $16 per share, after the expiration of one year following the date of the merger.

The closing of the transaction is subject to the approval of the board of directors of BAS and customary closing conditions, including registration of the BAS securities to be issued in the merger and the approval of PKLB’s shareholders.

13.     Related Party Transactions

During the last half of fiscal year 2002, the Company issued notes payable of $500,000 in the aggregate to Mr. Leslie Daniels, a director, to cover short-term operating requirements. These notes carry an annual interest rate of 8% and are payable upon demand. At June 30, 2002, the Company had $350,000 in outstanding notes payable to Mr. Daniels, which are included in the accompanying Consolidated Balance Sheets as “Notes payable”. The Company recorded $5,344 as interest expense for the twelve months ended June 30, 2002.

In June 2002, the Company issued notes payable of $200,000 in the aggregate to BAS to cover short-term operating requirements. These notes carry an annual interest rate of 8% and are due December 2002. At June 30, 2002, the Company had $200,000 in outstanding notes payable to BAS, which are included in the accompanying Consolidated Balance Sheets as “Notes payable”. The Company recorded $467 as interest expense during the twelve months ended June 30, 2002.

14.     Financial Results and Liquidity

The Company had cash and cash equivalents of $46,371 at June 30, 2002. The Company’s primary source of funds is cash flow from operations although, beginning in the quarter ended March 31, 2002, the Company from time to time has borrowed funds from a director and BAS to cover short-term operating requirements . During the twelve-month period ended June 30, 2002, cash and cash equivalents decreased by $368,000. The decrease is due to the acquisition of key laboratory equipment in the amount of $265,000 and cash used in operations in the amount of $688,000 partly offset by the issuance of notes payable of $550,000 (net of repayments) to a director and BAS.

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

On June 20, 2002, the Company entered into a Merger Agreement with BAS. Shares of PKLB common stock outstanding at the effective time of the merger will be converted into shares of BAS common stock at a rate of one BAS share for each 12 PKLB shares; shares of PKLB Series A Convertible Preferred Stock will be converted into 6% subordinated convertible promissory notes issued by

PHARMAKINETICS LABORATORIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

BAS in an aggregate principal amount of $5 million; and shares of PKLB Series B Convertible Preferred Stock will be converted into shares of BAS common stock at a rate of one BAS share for every 12 PKLB common shares into which the shares of PKLB series B Convertible Preferred Stock are convertible. The convertible promissory notes issued to holders of PKLB Class A Convertible Preferred Stock in the merger will mature on January 1, 2008, will not bear interest for the first year following the effective time of the merger, and will be convertible at the option of the holder into BAS common stock at a conversion price of $16 per share, after the expiration of one year following the date of the merger. The proposed transaction is subject to the satisfaction of certain closing conditions, including, among others, shareholder approval.

The Company cannot guarantee that the results from operations will be sufficient to support the Company’s liquidity requirements through June 30, 2003 and beyond. There can be no assurance that the proposed transaction with BAS will be completed or the strategies will be accomplished or whether they will be adequate to allow the Company to meet its cash needs.

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

The directors and executive officers of the Company as of June 30, 2002 are as follows:

Name	Age	Position	Business Experience
Thomas F. Kearns, Jr.	66	Director (since 1995)	Retired from Bear, Stearns & Co., Inc. in 1987; Director of Biomet, Inc.; Trustee of the University of North Carolina Foundation and Endowment Fund.
Leslie B. Daniels	55	Director (since 1998)	Principal of CAI Advisors & Co., an investment company with offices in New York and Montreal, since 1988; Director of IVAX Corporation from December 1994 to December 1995; Chairman of the Board of Directors of Zenith Laboratories, Inc., a major generic drug manufacturer from April 1990 to December 1994, and a Director from December 1989 to December 1994. Director of NBS Technologies, Inc., MIST, Inc., and Safeguard Health Enterprises, Inc.
Jerome A. Halperin	65	Director (since 2000)	Retired, April 2000. Executive Vice President and Chief Executive Officer, Chairman, Committee of Revision, and Secretary, Board of Trustees and U.S. Pharmacopeial Convention from March 1995 to April 2000; Executive Director, Chairman, Committee of Revision, and Secretary, Board of Trustees and U.S. Pharmacopeial Convention from March 1990 to March 1995.
Kamal K. Midha, C.M., Ph.D., D.Sc.	61	Director (since 1998)	Director of Drug Metabolism, Drug Disposition Group, University of Saskatchewan, Canada since 1979, and Chief Scientific Officer of PharmaQuest Limited, Bermuda, a newly established Pharmaceutical Research Corporation. He serves on the Editorial Boards of Journal of Pharmaceutical Sciences and Xenobiotica. He is Vice President of the International Pharmaceutical Federation and he is an Adjunct Professor of Pharmacy and Associate Member of Psychiatry, University of Saskatchewan, Canada and Co-Chief of the Psychopharmacology Unit, Clinical Research Center for Study of Schizophrenia & Rehabilitation, University of California, Los Angeles.
James M. Wilkinson, II, Ph.D.	50	Director (since 2000) and President and Chief Executive Officer	President and Chief Executive Officer of PharmaKinetics Laboratories, Inc. since January 2000; Vice President Analytical Laboratory Services from July 1996 to Executive Officer January 2000; Associate Director, Pharmaco International, Inc., Analytical Laboratory Division from December 1992 to June 1995.
Jeffrey A. Scheidt	43	Vice President and Chief Financial Officer	Vice President and Chief Financial Officer since July 2001; Controller, Guilford Pharmaceuticals Inc. from August 1994 to March 2001 and Director of Financial Planning and Analysis from March 2001 to July 2001. Education – B.S., Accounting, Loyola College, Baltimore, Maryland 1986. Certified Public Accountant.
Cynthia A. Schurick	46	Vice President Business Development and Secretary	Vice President of Business Development since January 2000; Senior Director, Sales Support, from July 1998 to January 2000; Director, Sales Support from January 1993 to July 1998; various other positions from May 1982 to January 1993. Education - B.S., Speech Pathology and Audiology, (Magna Cum Laude) West Virginia University, 1978.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on our review of copies of reporting forms we received or written representation from a reporting person that no Form 5 was required, we believe that our reporting officers and directors filed all the reports required by Section 16 of the Securities Exchange Act for fiscal year 2002.

ITEM 11.	Executive Compensation

The following table sets forth, for the Company’s last three fiscal years, the cash compensation paid or accrued by the Company, as well as certain other compensation paid or accrued for those years, to its Chief Executive Officer and other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 for the fiscal year ended June 30, 2002.

SUMMARY COMPENSATION TABLE

	Annual Compensation			Long-Term Compensation

Name and Principal Position	Fiscal	Salary Year	Bonus ($)	Other Annual ($)Comp. ($) (1)	Securities Underlying Options(#)	All Other Compensation ($) (2)

James M. Wilkinson II, Ph.D.	2002	144,000	—	6,000	—	—
President, Chief Executive	2001	137,902	—	6,000	50,000	—
Officer and Director	2000	115,200	—	6,000	71,000	17,500

Jeffrey A. Scheidt	2002	103,654	—	—	—	—
Vice President,
Chief Financial Officer

Cynthia A. Schurick	2002	120,994	—	6,000	12,000	—
Vice President,	2001	118,666	—	6,000	30,000	3,126
Business Development	2000	89,739	3,000	3,000	53,000	11,300

______________

(1)	Other Annual Compensation includes personal benefits provided by the Company.

(2)	Other compensation includes forgiveness of Dr. Wilkinson’s note payable to the Company, and commissions paid to Ms. Schurick.

Stock Option Grants

The following table sets forth information concerning the grant of stock options under the Company’s 1996 Incentive Stock Option Plan during fiscal 2002 to the executive officers named in the Summary Compensation Table.

OPTION GRANTS IN LAST FISCAL YEAR
INDIVIDUAL GRANTS

					Potential Realizable Value Assumed Annual Rates of Stock Price Appreciation for Option Term (3)

Name	Number of Options Securities Underlying Granted (#) (1)	Percentage of Total Options Granted Employees in Fiscal Year (%)	Exercise or Base Price (2)	Expiration Date	5%	10%

Cynthia A. Schurick	12,000	48.0	$0.625	9/11	$4,717	$11,953

______________

(1)	Options granted under the 1996 Incentive Stock Option Plan. These options vest 50% upon the date of the grant with the remaining share options vesting equally over the next two years.

(2)	The exercise prices are equal to the fair market value of the common stock on the date of grant.

(3)	Amounts represent hypothetical gains that could be achieved for the respective options at the end of the ten-year option term. The assumed 5% and 10% rates of stock appreciation are mandated by the rules of the Securities and Exchange Commission and may not accurately reflect the appreciation of the price of our common stock from the date of growth until the end of the option term. These assumptions are not intended to forecast future price appreciation of our common stock.

Stock Option Exercises and Holdings

The following table sets forth information related to the number and value of options held by three of the Company’s executive officers. There were no options exercised by the following individuals during the fiscal year ended June 30, 2002.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR END OPTION VALUES

			Number of Unexercised Options at FY-End (#)		Value of Unexercised In-the-Money Options at FY-End ($) (1)

Name	Shares Acquired in Exercise	($) Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

James M. Wilkinson, II, Ph.D.			113,833	36,167	—	—
Jeffrey A. Scheidt	—	—	5,000	15,000	—	—
Cynthia A. Schurick	—	—	67,833	37,167	—	—

______________

(1)	None of the options granted and outstanding were in-the-money at June 30, 2002 based on the closing price of $0.39 on June 28, 2002.

Severance Agreements

The Company has severance agreements with Dr. Wilkinson, Mr. Scheidt and Ms. Schurick. Each agreement provides for the continuance of the officer’s annual base salary for a period of six to twelve months from the date of termination of employment if such termination occurs at any time during a two (2) year period after a “Significant Transaction” or a “Change of Board Composition” and is for reasons other than “Just Cause”, such terms as defined within the agreement. Upon termination of employment, the agreement provides for accelerated vesting of all stock options and the option to extend the exercise period of such options. As of June 30, 2002 benefits payable would be approximately $144,000 for Dr. Wilkinson, $55,000 for Mr. Scheidt and $121,000 for Ms. Schurick.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of June 30, 2002, regarding stock ownership of management and owners of 5% or more of each class of the Company’s voting securities:

	Beneficial Ownership of Common Stock			Beneficial Ownership of Convertible Preferred Stock

	Number of Shares Owned		Percent of Ownership	Number of Shares Owned	Class	Percent of Shares Owned

Altana, Inc. 60 Baylis Road Melville, NY 11747	350,155	(4)	12.3%	250,000	B	100.0%
Dennis Chase P.O. Box 248 North Lake, WI 53064	220,000		8.8%	—	—	—
Leslie B. Daniels CAI Advisors & Co. 767 Fifth Ave. 5th Floor New York, NY 10153	246,430	(1)(2)(3)	9.0%	103,885	A	12.5%
Peter M. Gottsegen CAI Advisors & Co. 767 Fifth Ave. 5th Floor New York, NY 10153	225,430	(2)(3)	8.3%	103,885	A	12.5%
GES Investments, S.A. Avenue Delleur, 18 Brussels, Belgium 1170	36,165	(2)(3)	1.4%	16,666	A	2.0%
Initiative & Finance Investissement 16 rue Chauveau Lagarde Paris, France 75008	144,661	(2)	5.5%	66,664	A	8.0%
R.A. Mackie and Co., LP. 18 North Astor Street Irvington, NY 10533	307,763	(7)(8)	12.3%	—	—	—
Michael F. Price 1180 Larger Cross Road P.O. Box 434 Far Hills, NJ 07931	415,900	(2)	14.3%	191,659	A	23.0%
Peter G. Restler CAI Advisors & Co. 767 Fifth Ave. 5th Floor New York, NY 10153	54,248	(2)(3)	2.1%	24,999	A	3.0%
Richard J. Schmeelk CAI Advisors & Co. 767 Fifth Ave. 5th Floor New York, NY 10153	225,430	(2)(3)	8.3%	103,885	A	12.5%
David von Kauffmann European Equity Partners 1 rue Vernier 75017 Paris, France	36,165	(2)(3)(6)		6,666	A	2.0%
Manfred Yu CAI Advisors & Co. 767 Fifth Ave. 5th Floor New York, NY 10153	10,848	(2)(3)(6)		4,999	A	0.6%
Richard L. Scott Revocable Trust 100 1st Stanford Place Stanford, CT 86902	180,826		6.8%	83,330	A	10.0%
Joseph Riccardo 245 Park Ave. New York, NY 10167	204,937	(3)	7.6%	94,441	A	11.3%
Jerome A. Halperin	35,000	(1)	1.4%	—	—	—
Thomas F. Kearns, Jr.	82,924	(1)(2)	3.2%	11,110	A	1.3%
Kamal K. Midha, C.M., Ph.D., D.Sc	51,400	(1)(5)	2.0%	—	—	—
James M. Wilkinson II, Ph.D.	126,333	(1)	4.8%	—	—	—
Jeffrey A. Scheidt	5,000	(1)(6)		—	—	—
Cynthia A. Schurick	82,194	(1)	3.2%	—	—	—
All directors and officers as a group (8 persons)	629,282	(1)(2)	20.4%	114,995	A	13.8%

______________

(1)	Includes shares of stock which directors and officers have exercisable rights to acquire as of or within 60 days of June 30, 2002, through the exercise of options, in the amount of 21,000 shares for Mr. Daniels; 35,000 shares for Mr. Halperin; 39,000 shares for Mr. Kearns; 5,000 shares for Mr. Scheidt; 39,000 shares for Dr. Midha; 78,333 shares for Ms. Schurick; 126,333 shares for Dr. Wilkinson; and 343,667 shares for all directors and officers as a group.

(2)	Includes shares for which investors have rights to acquire upon conversion of Class A Convertible Preferred Stock, in the amount of 225,430 shares for Mr. Daniels; 225,430 shares for Mr. Gottsegen; 36,165 shares for GES Investments, S.A.; 144,661 shares for initiative and Finance Investissement; 415,900 shares for Mr. Price; 54,248 shares for Mr. Restler; 225,430 shares for Mr. Schmeelk; 36,165 shares for Mr. Kauffmann; 10,848 for Mr. Yu; 24,109 shares for Mr. Kearns; and 249,539 shares for all directors and officers as a group.

(3)	Each of these individuals has reported membership in a “group” based upon Amendment No. 2 to Schedule 13D filed with the Securities and Exchange Commission on January 12, 1998.

(4)	Includes shares of stock, which Altana, Inc. has a right to acquire upon conversion of Class B Convertible Preferred Stock and warrants to purchase 100,000 shares of common stock, exercisable at $6.00 per share.

(5)	Includes 12,400 shares held by Dr. Midha’s son.

(6)	Less than 1%

(7)	These are members of a “group” based upon Schedule 13D filed with the Securities and Exchange Commission on February 2, 1998.

(8)	Includes 38,476 shares of common stock owned by Robert A. Mackie, Jr.

ITEM 13.	Certain Relationships and Related Transactions

During the last half of fiscal year 2002, the Company issued notes payable of $500,000 in the aggregate to Mr. Leslie Daniels, a director, to cover short-term operating requirements. These notes carry an annual interest rate of 8% and are payable upon demand. At June 30, 2002, the Company had $350,000 in outstanding notes payable to Mr. Daniels, which are included in the accompanying Consolidated Balance Sheets as “Notes payable”. The Company recorded $5,344 as interest expense for the twelve months ended June 30, 2002.

In June 2002, the Company issued notes payable of $200,000 in the aggregate to BAS to cover short-term operating requirements. These notes carry an annual interest rate of 8% and are due December 2002. At June 30, 2002, the Company had $200,000 in outstanding notes payable to BAS, which are included in the accompanying Consolidated Balance Sheets as “Notes payable”. The Company recorded $467 as interest expense during the twelve months ended June 30, 2002.

PART IV

ITEM 14.	Exhibits, Financial Statement Schedule and Reports on Form 8-K

		Page(s)
(a) 1.	Financial Statements

	Report of Independent Accountants	14

	Consolidated Balance Sheets at June 30, 2002 and 2001	15

	Consolidated Statements of Operations for each of the three years ended June 30, 2002	16

	Consolidated Statement of Changes in Stockholders’ Equity for each of the three years ended June 30, 2002	17

	Consolidated Statements of Cash Flows for each of the three years ended June 30, 2002	18

	Notes to Consolidated Financial Statements	19

2.	Financial Statement Schedule

	Report of Independent Accountants	14

	Schedule II – Valuation and Qualifying Accounts	37

3.	Exhibits

	See Exhibit Index	39

(b)	Reports on Form 8-K

    (1) On July 9, 2002 the Company filed a Current Report on Form 8-K, the purpose of which was to file the Agreement and Plan of Merger dated as of June 20, 2002, with Bioanalytical Systems, Inc. and PI Acquisition Corp.

SCHEDULE II

PHARMAKINETICS LABORATORIES, INC.
VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended June 30, 2002, 2001 and 2000

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at end of Period

Valuation Allowances:
Allowance for doubtful accounts
2002	$85	$15	—	—	$100
2001	$48	$37	—	—	$85
2000	$150	$—	—	$(102)	$48

Deferred tax assets (a)
2002	$5,738	—	$419	—	$6,157
2001	$5,522	—	$216	—	$5,738
2000	$4,455	—	$1,067	—	$5,522

______________

Notes:

(a)	Represents charges to deferred tax asset account

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMAKINETICS LABORATORIES, INC.
Date: August 2, 2002	By:	/s/ James M. Wilkinson, II, Ph.D.

James M. Wilkinson, II, Ph.D. Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: August 2, 2002	By:	/s/ James M. Wilkinson, II, Ph.D.

James M. Wilkinson, II, Ph.D. President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: August 2, 2002	By:	/s/ Jeffrey A. Scheidt

Jeffrey A. Scheidt Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: August 2, 2002	By:	/s/ Leslie B. Daniels

Leslie B. Daniels Director

Date: August 2, 2002	By:	/s/ Jerome A. Halperin

Jerome A. Halperin Director

Date: August 2, 2002	By:	/s/ Thomas F. Kearns, Jr.

Thomas F. Kearns, Jr. Director

Date: August 2, 2002	By:	/s/ Kamal K. Midha

Kamal K. Midha, C.M., Ph.D., D.SC. Director

EXHIBIT INDEX

Exhibit Number	Description

2.	Disclosure Statement (incorporated by reference to Exhibit 2 of the Company’s 8-K filing on April 6, 1993).

3. (a)	Amended and Restated Articles of Incorporation, dated April 6, 1998 (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998).

(b)	Articles Supplementary relating to Class B Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company’s 8-K filing on April 21, 2000).

(c)	Bylaws, as amended and restated (incorporated by reference to Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997).

4.	Registration Rights Agreement dated as of December 23, 1997 (incorporated by reference to Exhibit 4.4 to the Company’s January 7, 1998 filing on Form 8-K).

10.	Material Contracts

(a)	PharmaKinetics Laboratories, Inc. Incentive Stock Option Plan (incorporated by reference to Registration Statement on Form S-8, No. 33-51840).

(b)	PharmaKinetics Laboratories, Inc. 1996 Incentive Stock Option Plan (incorporated by reference to Registration Statements on Form S-8, Nos. 333-19865 and 333-31062).

(d)	PharmaKinetics Laboratories, Inc. Amended and Restated 1996 Non-Employee Director’s Stock Option Plan (incorporated by reference to Registration Statement on Form S-8, No. 333-59647).

(f)	Technology Sharing Agreement dated as of December 23, 1997 (incorporated by reference to Exhibit 99.2 to the Company’s January 7, 1998 filing on Form 8-K).

(g)	Severance Agreement dated November 28, 2000, between the Company and Cynthia A. Schurick (incorporated by reference to Exhibit 10 (g) to the Company’s quarterly report on Form 10-Q on December 31, 2000).

(h)	Severance Agreement dated November 28, 2000, between the Company and James M. Wilkinson, II (incorporated by reference to Exhibit 10 (h) to the Company’s quarterly report on Form 10-Q on December 31, 2000).

(i)	Severance Agreement dated February 7, 2002, between the Company and Jeffrey A. Scheidt (incorporated by reference to Exhibit 10 (i) to the Company’s quarterly report on Form 10-Q on March 31, 2002).

21.	List of subsidiaries of registrant (incorporated by reference to Exhibit 10 (g) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995).

23.	Consent of Independent Accountants (filed herewith).

99. (a)	Court Order approving Debtor’s Amended Plan of reorganization (incorporated by reference to the Company’s 8-K filing on April 6, 1993).

(b)	Court Order approving Application for Final Decree (incorporated by reference to Exhibit 99 (b) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996).

PHARMAKINETICS LABORATORIES, INC.
CORPORATE INFORMATION

DIRECTORS	EXECUTIVE OFFICERS

Leslie B. Daniels	Jeffrey A. Scheidt
Principal	Vice President and
CAI Advisors & Co.	Chief Financial Officer

Jerome A. Halperin	Cynthia A. Schurick
Retired CEO	Vice President
U.S. Pharmacaopeial Convention, Inc.	Business Development

Thomas F. Kearns, Jr.	James M. Wilkinson, II, Ph.D.
Consultant	President and
Chief Executive Officer

Kamal K. Midha, C.M., Ph.D., D.Sc.
Director of Drug Metabolism
Drug Disposition Group
University of Saskatchewan, Canada

James M. Wilkinson, II, Ph.D.
President and
Chief Executive Officer
PharmaKinetics Laboratories, Inc.

INVESTOR CONTACT	TRANSFER AGENT
The investing public, securities, analysts, and shareholders seeking information about the Company should direct their inquiries to:	American Stock Transfer and Trust Company 59 Maiden Lane New York, New York 10038 Phone (212) 936-5100 www.amstock.com
Investor Relations PharmaKinetics Laboratories, Inc. 302 West Fayette Street Baltimore, Maryland 21201 e-mail: jscheidt@pharmakinetics.com Phone: (410) 385-4500, ext. 718

EXECUTIVE OFFICE	GENERAL COUNSEL	AUDITORS
302 West Fayette Street	Venable, Baetjer and Howard, LLP.	PricewaterhouseCoopers, LLP
Baltimore, Maryland 21201	Baltimore, Maryland	Baltimore, Maryland