Form 10-K/A
period 2002-06-30
PHARMAKINETICS LABORATORIES INC
filed 2002-08-14
CIK 351506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

11.     Quarterly Financial Data (in thousands, except per share data) (Unaudited)

Fiscal Year 2002	September 30,	December 31,	March 31,	June 30,
Revenue	$2,182	$1,726	$1,921	$969
Gross profit	$(98)	$341	$363	$(272)
Net loss	$(581)	$(112)	$(56)	$(734)
Basic loss per share	$(0.23)	$(0.04)	$(0.02)	$(0.29)
Diluted loss per share	$(0.23)	$(0.04)	$(0.02)	$(0.29)

Fiscal Year 2001	September 30,	December 31,	March 31,	June 30,
Revenue	$2,642	$2,694	$1,423	$2,154
Gross profit	$632	$567	$134	$110
Net earnings (loss)	$80	$86	$(309)	$(370)
Basic earnings (loss) per share	$0.03	$0.03	$(0.12)	$(0.15)
Diluted earnings (loss) per share	$0.02	$0.02	$(0.12)	$(0.15)

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

PHARMAKINETICS LABORATORIES, INC.
Date: August 12, 2002	By:	/s/ James M. Wilkinson, II, Ph.D.

James M. Wilkinson, II, Ph.D. President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Date: August 12, 2002	By:	/s/ James M. Wilkinson, II, Ph.D.

James M. Wilkinson, II, Ph.D. President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: August 12, 2002	By:	/s/ Jeffrey A. Scheidt

Jeffrey A. Scheidt Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: August 12, 2002	By:	/s/ Leslie B. Daniels

Leslie B. Daniels Director

Date: August 12, 2002	By:	/s/ Jerome A. Halperin

Jerome A. Halperin Director

Date: August 12, 2002	By:	/s/ Thomas F. Kearns, Jr.

Thomas F. Kearns, Jr. Director

Date: August 12, 2002	By:	/s/ Kamal K. Midha

Kamal K. Midha, C.M., Ph.D., D.SC. Director


EXHIBIT INDEX

Exhibit Number	Description

2.	Disclosure Statement (incorporated by reference to Exhibit 2 of the Company’s 8-K filing on April 6, 1993).

3. (a)	Amended and Restated Articles of Incorporation, dated April 6, 1998 (incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998).

(b)	Articles Supplementary relating to Class B Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company’s 8-K filing on April 21, 2000).

(c)	Bylaws, as amended and restated (incorporated by reference to Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997).

4.	Registration Rights Agreement dated as of December 23, 1997 (incorporated by reference to Exhibit 4.4 to the Company’s January 7, 1998 filing on Form 8-K).

10.	Material Contracts

(a)	PharmaKinetics Laboratories, Inc. Incentive Stock Option Plan (incorporated by reference to Registration Statement on Form S-8, No. 33-51840).

(b)	PharmaKinetics Laboratories, Inc. 1996 Incentive Stock Option Plan (incorporated by reference to Registration Statements on Form S-8, Nos. 333-19865 and 333-31062).

(d)	PharmaKinetics Laboratories, Inc. Amended and Restated 1996 Non-Employee Director’s Stock Option Plan (incorporated by reference to Registration Statement on Form S-8, No. 333-59647).

(f)	Technology Sharing Agreement dated as of December 23, 1997 (incorporated by reference to Exhibit 99.2 to the Company’s January 7, 1998 filing on Form 8-K).

(g)	Severance Agreement dated November 28, 2000, between the Company and Cynthia A. Schurick (incorporated by reference to Exhibit 10 (g) to the Company’s quarterly report on Form 10-Q on December 31, 2000).

(h)	Severance Agreement dated November 28, 2000, between the Company and James M. Wilkinson, II (incorporated by reference to Exhibit 10 (h) to the Company’s quarterly report on Form 10-Q on December 31, 2000).

(i)	Severance Agreement dated February 7, 2002, between the Company and Jeffrey A. Scheidt (incorporated by reference to Exhibit 10 (i) to the Company’s quarterly report on Form 10-Q on March 31, 2002).

21.	List of subsidiaries of registrant (incorporated by reference to Exhibit 10 (g) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995).

23.	Consent of Independent Accountants (filed herewith).

99. (a)	Court Order approving Debtor’s Amended Plan of reorganization (incorporated by reference to the Company’s 8-K filing on April 6, 1993).

(b)	Court Order approving Application for Final Decree (incorporated by reference to Exhibit 99 (b) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996).

(1)	Certification of President and Chief Executive Officer pursuant to Section 906 of the SARBANES – OXLEY Act of 2002 (filed herewith).

(2)	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the SARBANES – OXLEY Act of 2002 (filed herewith).
