Form 10-Q
period 2002-09-30
PHARMAKINETICS LABORATORIES INC
filed 2002-11-14
CIK 351506

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Period Ended September 30, 2002

                         Commission file number 0-11580
                                                -------

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

Yes  |X|  No |_|

           Class                            Outstanding November 14, 2002
-----------------------------               -----------------------------
Common Stock, $.005 par value                         2,496,129

                        PHARMAKINETICS LABORATORIES, INC.
                                      INDEX

                                                                            Page
                                                                            ----

Part I. FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Consolidated Balance Sheets                                   2

                 Consolidated Statements of Operations                         3

                 Consolidated Statements of Cash Flows                         4

                 Notes to Consolidated Financial Statements                    5

        Item 2.  Management's Discussion and Analysis of Financial Position
                 and Results of Operation                                      7

        Item 3.  Quantitative and Qualitative Disclosures about Market Risk   10

        Item 4.  Controls and Procedures                                      10

Part II.OTHER INFORMATION

        Item 1.  Legal Proceedings                                            10

        Item 2.  Changes in Securities                                        10

        Item 3.  Defaults Upon Senior Securities                              10

        Item 4.  Submission of Matters to a Vote of Security Holders          10

        Item 5.  Other Information                                            10

        Item 6.  Exhibits and Reports on Form 8-K                             10

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

The consolidated financial statements included in this report have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and the related notes included in our annual report on Form 10-K/A for the fiscal year ended June 30, 2002.

In the opinion of our management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature necessary to present fairly its financial position, results of operations, changes in stockholders' equity and cash flows as of and for the three-month period ended September 30, 2002. Interim results are not necessarily indicative of results for the full fiscal year.

                        PHARMAKINETICS LABORATORIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                 September 30, 2002   June 30, 2002
                                                    (unaudited)
                                                 ------------------   -------------
             ASSETS
Current assets:
  Cash and cash equivalents                           $     40           $     46
  Accounts receivable, net                                 571                676
  Contracts in process                                      51                 50
  Prepaid expenses                                         226                143
                                                      --------           --------
       Total current assets                                888                915
Property, plant and equipment, net                       3,044              3,164
                                                      --------           --------
                                                      $  3,932           $  4,079
                                                      ========           ========
 LIABILITIES, MANDATORILY REDEEMABLE
 PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                    $  1,215           $  1,044
  Accrued expenses                                         230                266
  Notes payable                                            758                550
  Deposits on contracts in process                         313                313
                                                      --------           --------
        Total current liabilities                        2,516              2,173
                                                      --------           --------

Mandatorily Redeemable Class A, Convertible
Preferred Stock no par value; issued and
outstanding, 833,300 shares at September 30,
2002 and June 30, 2002, respectively                     4,938              4,938
                                                      --------           --------

Stockholders' deficit:
Convertible preferred stock, authorized 1,500,000:
    Class B, no par value;  issued and outstanding,
    250,000 shares at September 30, 2002 and
    June 30, 2002, respectively                            273                273

Common stock, $.005 par value; authorized,
    10,000,000 shares; issued and outstanding,
    2,496,129 shares at September 30, 2002 and
    June 30, 2002, respectively                             12                 12

Additional paid-in capital                              11,930             11,930
Accumulated deficit                                    (15,737)           (15,247)
                                                      --------           --------
      Total stockholders' deficit                       (3,522)            (3,032)
                                                      --------           --------
                                                      $  3,932           $  4,079
                                                      ========           ========


See accompanying notes to consolidated financial statements.

                        PHARMAKINETICS LABORATORIES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                      (In thousands, except for share data)

                                                        Three Months Ended
                                                            September 30,
                                                     --------------------------
                                                         2002           2001
                                                     -----------    -----------

Revenues                                             $     1,194    $     2,182

Costs and expenses:

  Cost of contracts                                        1,272          2,280

  Selling, general and administrative                        398            444

  Research and development
                                                               1             44
                                                     -----------    -----------
      Total costs and expenses                             1,671          2,768
                                                     -----------    -----------
Loss from operations                                        (477)          (586)
Other income and (expenses):

   Interest income                                             1             10
   Interest expense                                          (14)            (5)
                                                     -----------    -----------
                                                             (13)             5
                                                     -----------    -----------

Net loss applicable to common stockholders           $      (490)   $      (581)
                                                     ===========    ===========

Basic and diluted loss per common share              $     (0.20)   $     (0.23)
                                                     ===========    ===========

Weighted-average shares used to compute basic and
diluted loss per common share                          2,496,129      2,496,129
                                                     ===========    ===========


See accompanying notes to consolidated financial statements.

                        PHARMAKINETICS LABORATORIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                        (In thousands, except share data)

                                                                          Three Months Ended,
                                                                             September 30,
                                                                            2002       2001
                                                                          -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                $  (490)   $  (581)
    Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
        Depreciation and amortization                                         120        127
 Changes in operating assets and liabilities:
   Accounts receivable, net                                                   105        893
   Contracts in process                                                        (1)        74
   Prepaid expenses and other assets                                          (83)       (23)
   Accounts payable and accrued expenses                                      135        647
   Deposits on contracts in process                                            --     (1,004)
                                                                          -------    -------
Net cash (used in) provided by operating activities                          (214)       133
                                                                          -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                          --         --
                                                                          -------    -------
Net cash used in investing activities                                          --         --
                                                                          -------    -------

CASH FLOWS FROM FINANCING ACTIVITES:
  Proceeds from issuance of notes payable                                     208         --
                                                                          -------    -------
Net cash provided by financing activities                                     208         --
                                                                          -------    -------

Net (decrease) increase in cash and cash equivalents                           (6)       133

CASH AND CASH EQUIVALENTS AT THE BEG. OF PERIOD                                46        414
                                                                          -------    -------

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD                            $    40    $   547
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

The following table presents the computations of basic and diluted EPS:

                                                      Three Months Ended
                                                        September 30,
                                               (in thousands, except share data)
                                                    2002            2001
                                                  ---------     -----------
Net loss                                          $    (490)    $      (581)
                                                  =========     ===========


Basic loss per common share                       $   (0.20)    $     (0.23)
                                                  =========     ===========


Diluted loss per common share                     $   (0.20)    $     (0.23)
                                                  =========     ===========

Weighted-average shares used to compute
basic loss per common share                       2,496,129       2,496,129
                                                  =========     ===========

Effect of dilutive securities                            --              --
                                                  ---------     -----------

Weighted-average shares used to compute
diluted loss per common share                     2,495,129       2,495,129
                                                  =========     ===========

3. Merger with Bioanaytical Systems, Inc.

On June 20, 2002, the Company ("PKLB") entered into an Agreement and Plan of Merger with Bioanalytical Systems, Inc ("BAS"), as amended by Amendment No. 1 to Agreement and Plan of Merger dated as of July 24, 2002 (the "Merger Agreement"), that provides for the merger of PharmaKinetics with a wholly-owned subsidiary of BAS, with PKLB being the survivor of the merger. Shares of PKLB common stock outstanding at the effective time of the merger will be converted into shares of BAS common stock at a rate of one BAS share for each 12 PKLB shares; shares of PKLB Class A Convertible Preferred Stock will be converted into 6% subordinated convertible promissory notes issued by BAS in an aggregate principal amount of $5 million; and shares of PKLB Class B Convertible Preferred Stock will be converted into shares of BAS common stock at a rate of one BAS share for every 12 PKLB common shares into which the shares of PKLB Class B Convertible Preferred Stock are convertible. The convertible promissory notes issued to holders of PKLB Class A Convertible Preferred Stock in the merger will mature on January 1, 2008, will not bear interest for the first year following the effective time of the merger, and will be convertible at the option of the holder into BAS common stock at a conversion price of $16 per share, after the expiration of one year following the date of the merger.

The closing of the transaction is subject to the approval of the board of directors of BAS and customary closing conditions, including registration of the BAS securities to be issued in the merger and the approval of PKLB's shareholders.

4. Related Party Transactions

In fiscal year 2002, the Company issued notes payable of $500,000 in the aggregate to Mr. Leslie Daniels, a director, to cover short-term operating requirements. These notes carry an annual interest rate of 8% and are payable upon demand. At September 30, 2002, the Company had $350,000 in outstanding notes payable to Mr. Daniels, which are included in the accompanying Consolidated Balance Sheets as "Notes payable". The Company recorded approximately $7,000 as interest expense in connection with the notes payable to Mr. Daniels for the three-month period ended September 30, 2002.

In fiscal year 2002, the Company issued notes payable of $200,000 in the aggregate to BAS to cover short-term operating requirements. During the three-month period ended September 30, 2002, the Company issued an additional $207,858 in notes payable to cover short-term operating requirements. These notes carry an annual interest rate of 8% and are due between December 2002 and March 30, 2003. At September 30, 2002, the Company had $407,858 in outstanding notes payable to BAS, which are included in the accompanying Consolidated Balance Sheets as "Notes payable". The Company recorded approximately $6,000 as interest expense in connection with the notes payable to BAS during the three-month period ended September 30, 2002.

5. Financial Results and Liquidity

The Company had cash and cash equivalents of $40,095 at September 30, 2002. The Company's primary source of funds is cash flow from operations although, the Company from time to time has borrowed funds from a director and BAS to cover short-term operating requirements. During the three-month period ended September 30, 2002, cash and cash equivalents decreased by $6,000. The decrease is due to cash used in operations in the amount of $214,000 partly offset by the issuance of notes payable of approximately $208,000 to BAS.

The operating environment confronting the Company raises substantial doubt about the Company's ability to continue as a going concern. The Company's near term and long-term operating strategies focus on its sales and marketing efforts to gain new as well as previous customers. In addition, the Company has and is pursuing cost cutting measures and is taking other appropriate steps to manage the Company's cash balances.

On June 20, 2002, the Company entered into the Merger Agreement with BAS. Shares of PKLB common stock outstanding at the effective time of the merger contemplated by the Merger Agreement will be converted into shares of BAS common stock at a rate of one BAS share for each 12 PKLB shares; shares of PKLB Class
A Convertible Preferred Stock will be converted into 6% subordinated convertible promissory notes issued by BAS in an aggregate principal amount of $5 million; and shares of PKLB Class B Convertible Preferred Stock will be converted into shares of BAS common stock at a rate of one BAS share for every 12 PKLB common shares into which the shares of PKLB Class B Convertible Preferred Stock are convertible. The convertible promissory notes issued to holders of PKLB Class A Convertible Preferred Stock in the merger will mature on January 1, 2008, will not bear interest for the first year following the effective time of the merger, and will be convertible at the option of the holder into BAS common stock at a conversion price of $16 per share, after the expiration of one year following the date of the merger.

The proposed transaction is subject to the satisfaction of certain closing conditions, including, among others, PKLB shareholder approval.

On November 14, 2002, the Company executed a Secured Convertible Revolving Note (the "Note") in the principal amount of up to $925,000 to BAS to replace the existing notes payable to BAS and to allow the Company to borrow additional amounts from BAS to cover short-term operating requirements. The Note carries an annual interest rate of 8% and is due May 1, 2003. The outstanding principal amount of the Note is convertible by BAS at any time into PKLB common stock at a price of $0.1585 per PKLB common share, which is the average of the closing prices for PKLB common stock as reported by Nasdaq for the twenty (20) trading days ending on November 8, 2002. The loans provided for by the Note are secured by a security interest in favor of BAS in all of the assets of the Company. PKLB Limited Partnership has guaranteed the repayment of the Note to BAS and has pledged the real property located at 302 W. Fayette Street, Baltimore, Maryland to BAS as security for its guaranty.

On November 13, 2002, the Board of Directors of the Company approved the conversion of the principal balance of the outstanding notes payable to Mr. Daniels into shares of PKLB common stock at Mr. Daniel's option, which has not been exercised.

The issuance of the Note by the Company and the grant of the conversion right to Mr. Daniels' trigger adjustments to the conversion prices of the PKLB Class A Convertible Preferred Stock and the PKLB Class B Convertible Preferred Stock. It is possible that BAS will not agree to continue with the merger given these adjustments and the resulting increase in the merger consideration payable by BAS.

The conversion right granted to BAS in the Note is conditioned upon the waiver by the holders of PKLB Class B Convertible Preferred Stock of the adjustment to the conversion rate of the PKLB Class B Preferred Stock resulting from the issuance of the Note. PKLB is in the process of attempting to obtain a waiver from the sole holder of PKLB Class B Convertible Preferred Stock of the adjustments to its conversion rate resulting from the issuance of the Note and the grant of the conversion right to Mr. Daniels. It is anticipated that BAS and the Company will amend the Merger Agreement to allow BAS to terminate the Merger Agreement in the event that any of the holders of the Class A Convertible Preferred Stock exercise their conversion rights prior to the consummation of the merger. However, there can be no assurance that the parties will enter into such an amendment to the Merger Agreement or that no holders of PKLB Class A Convertible Preferred Stock will exercise their conversion rights or that PKLB will be able to obtain a waiver from the holder of the Class B Convertible Preferred Stock.

The Company cannot guarantee that the results from operations will be sufficient to support the Company's liquidity requirements through September 30, 2003 and beyond. There can be no assurance that the proposed transaction with BAS will be completed or the strategies underlying the merger will be accomplished or whether, if accomplished, they will be adequate to allow the Company to meet its cash needs.

6. Restatement

During 2002, the Company determined that its Class A Convertible Preferred Stock is mandatorily redeemable and accordingly, should have been classified outside of stockholders' deficit. The June 30, 2002 balance sheet has been restated to reflect this change, which had the effect of reducing stockholders'equity by $4,938,000 at June 30, 2002. The Company intends to file an amended 10-K shortly reflecting this change.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Liquidity and Capital Resources

The Company had cash and cash equivalents of $40,095 at September 30, 2002. The Company's primary source of funds is cash flow from operations although, the Company from time to time has borrowed funds from a director and BAS to cover short-term operating requirements. During the three-month period ended September 30, 2002, cash and cash equivalents decreased by $6,000. The decrease is due to cash used in operations in the amount of $214,000, principally the net loss of $490,000 offset by non-cash charges of $120,000 and a decrease in working capital of $156,000, partly offset by the issuance of notes payable of approximately $208,000 to BAS.

The operating environment confronting the Company raises substantial doubt about the Company's ability to continue as a going concern. The Company's near term and long-term operating strategies focus on its sales and marketing efforts to gain new as well as previous customers. In addition, the Company has and is pursuing cost cutting measures and is taking other appropriate steps to manage the Company's cash balances.

On June 20, 2002, the Company entered into the Merger Agreement with BAS. Shares of PKLB common stock outstanding at the effective time of the merger contemplated by the Merger Agreement will be converted into shares of BAS common stock at a rate of one BAS share for each 12 PKLB shares; shares of PKLB Class
A Convertible Preferred Stock will be converted into 6% subordinated convertible promissory notes issued by BAS in an aggregate principal amount of $5 million; and shares of PKLB Class B Convertible Preferred Stock will be converted into shares of BAS common stock at a rate of one BAS share for every 12 PKLB common shares into which the shares of PKLB Class B Convertible Preferred Stock are convertible. The convertible promissory notes issued to holders of PKLB Class A Convertible Preferred Stock in the merger will mature on January 1, 2008, will not bear interest for the first year following the effective time of the merger, and will be convertible at the option of the holder into BAS common stock at a conversion price of $16 per share, after the expiration of one year following the date of the merger. The proposed transaction is subject to the satisfaction of certain closing conditions, including, among others, PKLB shareholder approval.

On November 14, 2002, the Company executed a Secured Convertible Revolving Note (the "Note") in the principal amount of up to $925,000 to BAS to replace the existing notes payable to BAS and to allow the Company to borrow additional amounts from BAS to cover short-term operating requirements. The Note carries an annual interest rate of 8% and is due May 1, 2003. The outstanding principal amount of the Note is convertible by BAS at any time into PKLB common stock at a price of $0.1585 per PKLB common share, which is the average of the closing prices for PKLB common stock as reported by Nasdaq for the twenty (20) trading days ending on November 8, 2002. The loans provided for by the Note are secured by a security interest in favor of BAS in all of the assets of the Company. PKLB Limited Partnership has guaranteed the repayment of the Note to BAS and has pledged the real property located at 302 W. Fayette Street, Baltimore, Maryland to BAS as security for its guaranty.

On November 13, 2002, the Board of Directors of the Company approved the conversion of the principal balance of the outstanding notes payable to Mr. Daniels into shares of PKLB common stock at Mr. Daniel's option, which has not been exercised.

The issuance of the Note by the Company and the grant of the conversion right to Mr. Daniels' trigger adjustments to the conversion prices of the PKLB Class A Convertible Preferred Stock and the PKLB Class B Convertible Preferred Stock. It is possible that BAS will not agree to continue with the merger given these adjustments and the resulting increase in the merger consideration payable by BAS.

The conversion right granted to BAS in the Note is conditioned upon the waiver by the holders of PKLB Class B Convertible Preferred Stock of the adjustment to the conversion rate of the PKLB Class B Preferred Stock resulting from the issuance of the Note. PKLB is in the process of attempting to obtain a waiver from the sole holder of PKLB Class B Convertible Preferred Stock of the adjustments to its conversion rate resulting from the issuance of the Note and the grant of the conversion right to Mr. Daniels. It is anticipated that BAS and the Company will amend the Merger Agreement to allow BAS to terminate the Merger Agreement in the event that any of the holders of the Class A Convertible Preferred Stock exercise their conversion rights prior to the consummation of the merger. However, there can be no assurance that the parties will enter into such an amendment to the Merger Agreement or that no holders of PKLB Class A Convertible Preferred Stock will exercise their conversion rights or that PKLB will be able to obtain a waiver from the holder of the Class B Convertible Preferred Stock.

The Company cannot guarantee that the results from operations will be sufficient to support the Company's liquidity requirements through September 30, 2003 and beyond. There can be no assurance that the proposed transaction with BAS will be completed or the strategies underlying the merger will be accomplished or whether, if accomplished, they will be adequate to allow the Company to meet its cash needs.

Results of Operations

Revenues

Revenues consisted of the following:

                                                           Three Months Ended,
                                                              September 30,
                                                              (in thousands)
                                                           2002            2001
                                                           ----            ----
          Phase I Services                               $ 1,066         $  366
          Bioanalytical Laboratory Services                  111            253
          Clinical Trial Mgt and Monitoring                   --          1,481
          Licensing                                            5              2
          Consulting Services                                 12             80
                                                          ------         ------
                 Total                                    $1,194         $2,182
                                                          ======         ======

Total revenues were $1.2 million compared to $2.2 million for the three-month periods ended September 30, 2002 and 2001, respectively. Phase I services increased to $1.1 million compared to $0.4 million for the three-month periods ended September 30, 2002 and 2001, respectively. Demand for Phase I services has increased since the second half of fiscal year 2002 as evidenced by the increase in the number of contracted studies. The decrease of $1.5 million in clinical trial management and monitoring revenue is due to the conclusion of certain studies in fiscal year 2002, the postponement and cancellation of certain studies, and the time required to enroll patients for recent contracted studies.

Cost of Contracts

Cost of contracts were $1.3 million and $2.3 million for the three-month periods ended September 30,2002 and 2001, respectively. As a percentage of revenue, cost of contracts increased to 107% for the three-month period ended September 30, 2002, compared to 104% for the three-month period ended September 30, 2001. This increase as a percentage of revenue is due primarily to the mix in service contracts and the lower sales level. Certain costs are variable in nature and vary according to the type of study, the number of participants, samples processed, method development and validation, technical and material requirements and duration of the study.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses were $398,000 and $440,000 for the three-month periods ended September 30, 2002 and 2001, respectively. The decrease in SG&A expenses is primarily due to a reduction in certain SG&A expenses such as employee related costs ($26,000) and routine operating expenses (31,000).

Research and Development

Research and development ("R&D") expenses were $1,000 and $44,000 for the three-month periods ended September 30, 2002 and 2001, respectively. The decrease in R&D expenses is primarily attributable to the utilization of certain of the Company's R&D personnel for activities necessary to meet project deadlines for clients, including contracted development work. R&D expenses will fluctuate from time to time as the Company re-allocates existing scientific personnel whenever practical to focus on developing methods for utilization in current and future studies related primarily to its LC/MS/MS instrumentation.

Other Income and Expenses

Other income and expenses consists primarily of interest income earned on overnight investments and interest expense related to notes payable. Income was approximately $1,000 compared to $10,000 for the three-month periods ended September 30, 2002 and 2001, respectively. The decrease in interest income is primarily related to a reduction in the average invested cash balances. Interest expense was approximately $14,000 compared to $5,000 for the three-month periods ended September 30, 2002 and 2001, respectively. The increase in interest expense is primarily due to the borrowings related to the notes payable.

Income Taxes

No benefit for income taxes was recorded for the three-month periods ended September 30, 2002 and 2001, due to the uncertainty of utilizing such benefits.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Risks

The exposure to market risk for changes in interest rates is not material.

Foreign Currency Risk

The Company does not have exposure to foreign currency exchange rate fluctuations since the Company's contracts require payment to the Company in U.S. dollars.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer (CEO) and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) within 90 days prior to the filing date of this quarterly report. Based upon their evaluation, the CEO and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring all required information relating to the Company is included in this quarterly report.

(b) Changes in Internal Controls.

There have been no significant changes in our internal controls or in other factors that could significantly affect the disclosure controls and procedures subsequent to the date of evaluation.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings:

     None

Item 2. Changes In Securities:

     None

Item 3. Defaults Upon Senior Securities:

     None

Item 4. Submission of Matters to a Vote of Security Holders:

     None

Item 5. Other Information:

     None

Item 6. Exhibits and Reports on Form 8-K:

     A.   Exhibits

          99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

          99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

     B.   Reports on Form 8-K

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PHARMAKINETICS LABORATORIES, INC.


Date: November 14, 2002                 By: /s/James M. Wilkinson, II, Ph.D.
      -----------------                    --------------------------------
                                           James M. Wilkinson, II,Ph.D.
                                           President and Chief Executive Officer


Date: November 14, 2002                    /s/Jeffrey A. Scheidt
      -----------------                    -------------------------------------
                                           Jeffrey A. Scheidt
                                           Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer
                                           and Principal Accounting Officer)

                                 CERTIFICATIONS

I, James M. Wilkinson, II, Ph.D., certify that:

1. I have reviewed this quarterly report on Form 10-Q of PharmaKinetics Laboratories, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                 By: /s/James M. Wilkinson, II, Ph.D.
      -----------------                    --------------------------------
                                           James M. Wilkinson, II,Ph.D.
                                           President and Chief Executive Officer

I, Jeffrey A. Scheidt, certify that:

1. I have reviewed this quarterly report on Form 10-Q of PharmaKinetics Laboratories, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                 /s/Jeffrey A. Scheidt
      -----------------                 ----------------------------------------
                                        Jeffrey A. Scheidt
                                        Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer
                                        and Principal Accounting Officer)