Form 10-Q
period 2002-12-31
PHARMAKINETICS LABORATORIES INC
filed 2003-02-14
CIK 351506

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Period Ended December 31, 2002

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

                 Class                       Outstanding February 14, 2003
     Common Stock, $.005 par value                     2,496,129

                        PHARMAKINETICS LABORATORIES, INC.
                                      INDEX

                                                                            Page
                                                                            ----
Part I. FINANCIAL INFORMATION

            Item 1. Financial Statements

                    Consolidated Balance Sheets                              2

                    Consolidated Statements of Operations                    3

                    Consolidated Statements of Cash Flows                    4

                    Notes to Consolidated Financial Statements               5

            Item 2. Management's Discussion and Analysis of Financial
                    Position and Results of Operation                        8

            Item 3. Quantitative and Qualitative Disclosures about
                    Market Risk                                             11

            Item 4. Controls and Procedures                                 11

Part II. OTHER INFORMATION

            Item 1. Legal Proceedings                                       11

            Item 2. Changes in Securities                                   11

            Item 3. Defaults Upon Senior Securities                         11

            Item 4. Submission of Matters to a Vote of Security Holders     11

            Item 5. Other Information                                       11

            Item 6. Exhibits and Reports on Form 8-K                        12

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

In the opinion of our management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature necessary to present fairly its financial position, results of operations, cash flows as of and for the three-month and six-month periods ended December 31, 2002. Interim results are not necessarily indicative of results for the full fiscal year.

                        PHARMAKINETICS LABORATORIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                  December 31, 2002          June 30, 2002
                                                  -----------------          -------------
                                                     (unaudited)
               ASSETS
Current assets:
  Cash and cash equivalents                           $     228                $      46
  Accounts receivable, net                                  450                      676
  Contracts in process                                       46                       50
  Prepaid expenses                                          170                      143
                                                      ---------                ---------
    Total current assets                                    894                      915
Property, plant and equipment, net                        2,960                    3,164
                                                      ---------                ---------
                                                      $   3,854                $   4,079
                                                      ---------                ---------
LIABILITIES, MANDATORILY REDEEMABLE
 PREFERRED STOCK AND STOCKHOLDERS'
              DEFICIT
Current liabilities:
  Accounts payable                                    $   1,168                $   1,044
  Accrued expenses                                          249                      266
  Convertible notes payable                               1,133                      550
  Deposits on contracts in process                          352                      313
                                                      ---------                ---------
    Total current liabilities                             2,902                    2,173
                                                      ---------                ---------
Mandatorily Redeemable Class A,
Convertible Preferred Stock no par
value; issued and outstanding, 833,300
shares at December 31, 2002
and June 30, 2002, respectively                           4,938                    4,938
                                                      ---------                ---------
Stockholders' deficit:
Convertible preferred stock, authorized
1,500,000: Class B, no par
value; issued and outstanding, 250,000
shares at December 31, 2002 and
June 30, 2002, respectively                                 273                      273
Common stock, $.005 par value;
authorized,  10,000,000 shares;
issued and outstanding, 2,496,129
shares at December 31, 2002 and
June 30, 2002, respectively                                  12                       12
Additional paid-in capital                               11,930                   11,930
Accumulated deficit                                     (16,201)                 (15,247)
                                                      ---------                ---------
  Total stockholders' deficit                            (3,986)                  (3,032)
                                                      ---------                ---------
                                                      $   3,854                $   4,079
                                                      =========                =========

See accompanying notes to consolidated financial statements.

                        PHARMAKINETICS LABORATORIES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                      (In thousands, except for share data)

                                    Three Months Ended      Six Months Ended
                                        December 31,          December 31,
                                        ------------          ------------

                                      2002       2001       2002       2001
                                      ----       ----       ----       ----

Revenues                            $ 1,084    $ 1,726    $ 2,278    $ 3,908

Cost and expenses:
Cost of contracts                     1,160      1,385      2,432      3,665
Selling, general and
administrative                          369        429        767        873
Research and development                 --         29          1         73
                                    -------    -------    -------    -------
Total costs and expenses              1,529      1,843      3,200      4,611
                                    -------    -------    -------    -------
Loss from operations                   (445)      (117)      (922)      (703)

Other income and (expenses):
Interest income                           1          6          2         12
Interest expense                        (20)        (1)       (34)        (2)
                                    -------    -------    -------    -------
                                        (19)         5        (32)        10
                                    -------    -------    -------    -------
Net loss applicable to common
stockholders                        $  (464)   $  (112)   $  (954)   $  (693)
                                    =======    =======    =======    =======
Basic and diluted loss per common
share                               $ (0.19)   $ (0.04)   $ (0.38)   $ (0.28)
                                    =======    =======    =======    =======
Weighted-average shares used to
compute basic and diluted loss
per common share                      2,496      2,496      2,496      2,496
                                    =======    =======    =======    =======

See accompanying notes to consolidated financial statements.

                        PHARMAKINETICS LABORATORIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                        (In thousands, except share data)

                                                              Six Months Ended,
                                                                 December 31,
                                                              2002        2001
                                                              ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $  (954)    $  (693)
   Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
    Depreciation and amortization                               242         266
   Changes in operating assets and liabilities:
   Accounts receivable, net                                     226         923
   Contracts in process                                           4          50
   Prepaid expenses                                             (27)         57
   Accounts payable and accrued expenses                        107         605
   Deposits on contracts in process                              39      (1,172)
                                                            -------     -------
Net cash (used in) provided by operating activities            (363)         36
                                                            -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                           (38)       (265)
                                                            -------     -------
Net cash used in investing activities                           (38)       (265)
                                                            -------     -------

CASH FLOWS FROM FINANCING ACTIVITES:
  Proceeds from issuance of notes payable                       583          --
                                                            -------     -------
Net cash provided by  financing activities                      583          --
                                                            -------     -------

Net increase (decrease) in cash and cash equivalents            182        (229)

CASH AND CASH EQUIVALENTS AT THE BEG. OF PERIOD                  46         414
                                                            -------     -------

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD              $   228     $   185
                                                            =======     =======

See accompanying notes to consolidated financial statements.

                        PHARMAKINETICS LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. Organization and Description of Business

Description of Business

PharmaKinetics Laboratories, Inc. ("PKLB") is a contract research organization ("CRO"), located in Baltimore, Maryland, providing a range of clinical research and development services to the worldwide pharmaceutical and biotechnology industries in the development of prescription and non-prescription drug products. These services include Phase I clinical research, bioanalytical laboratory testing, and the management and monitoring of multi-center clinical trials. PKLB offers ancillary services in these areas such as protocol development, case report form design, data management, biostatistics and regulatory consulting.

Financial Results and Liquidity

PKLB had cash and cash equivalents of $228,000 at December 31, 2002. PKLB's primary source of funds is cash flow from operations, although PKLB from time to time has borrowed funds from a director and Bioanalytical Systems Inc. ("BASi") to cover short-term operating requirements. During the six-month period ended December 31, 2002, cash and cash equivalents increased by $182,000. The increase is due to the issuance of notes payable of approximately $583,000 offset by cash used in operations in the amount of $363,000, principally due to the net loss of $954,000 offset by an increase in working capital of $349,000 and a non-cash charge of $242,000 for depreciation and amortization, and cash used in investing activities of approximately $38,000.

The operating environment confronting PKLB raises substantial doubt about PKLB's ability to continue as a going concern. PKLB's near term and long-term operating strategies focus on its sales and marketing efforts to gain new as well as previous customers. In addition, PKLB has and is pursuing cost cutting measures and is taking other appropriate steps to manage PKLB's cash balances. However, there can be no assurance that these strategies and measures will be effective.

On June 20, 2002, PKLB entered into an Agreement and Plan of Merger with BASi, as amended by Amendment No. 1 to Agreement and Plan of Merger dated as of July 24, 2002, and as amended by Amendment No.2 to Agreement and Plan of merger dated as of November 21, 2002 (the "Merger Agreement"), that provides for the merger of PKLB with a wholly-owned subsidiary of BASi, with PKLB being the survivor of the merger. Shares of PKLB common stock outstanding at the effective time of the merger contemplated by the Merger Agreement will be converted into shares of BASi common stock at a rate of one BASi share for each 12 PKLB shares; shares of PKLB Class A Convertible Preferred Stock will be converted into 6% subordinated convertible promissory notes issued by BASi in an aggregate principal amount of $4,000,000 and shares of PKLB Class B Convertible Preferred Stock will be converted into shares of BASi common stock at a rate of one BASi share for every 12 PKLB common shares into which the shares of PKLB Class B Convertible Preferred Stock are convertible. The convertible promissory notes issued to holders of PKLB Class A Convertible Preferred Stock in the merger will mature on January 1, 2008, will not bear interest for the first year following the effective time of the merger, and will be convertible at the option of the holder into BASi common stock at a conversion price of $16 per share, after the expiration of one year following the date of the merger.

The proposed transaction is subject to the satisfaction of certain closing conditions, including, among others, PKLB shareholder approval.

On November 14, 2002, PKLB executed a Secured Convertible Revolving Note (the "Note") in the principal amount of up to $925,000 to BASi to replace the existing notes payable to BASi and to allow PKLB to borrow additional amounts from BASi to cover short-term operating requirements. As of December 31, 2002, $783,000 was outstanding under this Note. The Note carries an annual interest rate of 8% and is due May 1, 2003. The outstanding principal amount of the Note is convertible by BASi at any time into PKLB common stock at a price of $0.1585 per PKLB common share, the fair market value on the date of issuance. The loans provided for by the Note are secured by a security interest in favor of BASi in all of the assets of PKLB. PKLB Limited Partnership has guaranteed the repayment of the Note to BASi and has pledged the real property located at 302 W. Fayette Street, Baltimore, Maryland to BASi as security for its guaranty.

On November 13, 2002, the Board of Directors of PKLB approved the grant of a debt conversion option similar to that granted to BASi with respect to the principal balance of the outstanding notes payable to Leslie B. Daniels, a director of PKLB. On November 22, 2002, PKLB issued a Convertible Promissory Note payable to Mr. Daniels in the original principal amount of $350,000, which note was issued in replacement of the outstanding notes payable to Mr. Daniels. The Note carries an annual interest rate of 8% and is due May 1, 2003. The outstanding principal amount of the Convertible Promissory Note is convertible at any time into PKLB common stock at a price of $0.1585 per PKLB common share, the fair market value on the date of issuance.

The issuance of the Note to BASi and the Convertible Promissory Note to Mr. Daniels trigger adjustments to the conversion prices of the PKLB Class A Convertible Preferred Stock and the PKLB Class B Convertible Preferred Stock.

PKLB has obtained a waiver from the sole holder of PKLB Class B Convertible Preferred Stock of the adjustments to its conversion rate resulting from the issuance of the Note to BASi and the Convertible Promissory Note to Mr. Daniels. Pursuant to the second amendment to the Merger Agreement, PKLB and BASi amended the Merger Agreement to allow BASi to terminate the Merger Agreement in the event that any of the holders of the Class A Convertible Preferred Stock exercise their conversion rights prior to the consummation of the merger. However, there can be no assurance that no holders of PKLB Class A Convertible Preferred Stock will exercise their conversion rights.

PKLB cannot guarantee that the results from operations will be sufficient to support PKLB's liquidity requirements through December 31, 2003 and beyond. There can be no assurance that the proposed transaction with BASi will be completed or the strategies underlying the merger will be accomplished or whether, if accomplished, they will be adequate to allow PKLB to meet its cash needs.

2. Summary of Significant Accounting Policies and Practices

Principles of Consolidation

The accompanying consolidated financial statements include the results of PKLB and PKLB Limited Partnership, a wholly owned subsidiary, which owns the building PKLB occupies. PKLB includes 100% of the building operations in its financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of PKLB's financial statements in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual amounts will differ from these estimates.

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

The following table presents the computations of basic and diluted EPS (in thousands, except share data):

                                          Three Months Ended        Six Months Ended
                                              December 31,             December 31,
                                           2002         2001         2002         2001
                                           ----         ----         ----         ----
Net loss                                 $   (464)    $   (112)    $   (954)    $   (693)
                                         ========     ========     ========     ========

Basic loss earnings per common
share                                    $  (0.19)    $  (0.04)    $  (0.38)    $  (0.28)
                                         ========     ========     ========     ========

Diluted loss per common share            $  (0.19)    $  (0.04)    $  (0.38)    $  (0.28)
                                         ========     ========     ========     ========

Weighted-average shares used to
compute basic loss per common share         2,496        2,496        2,496        2,496
                                         ========     ========     ========     ========

Effect of dilutive securities                  --           --           --           --
                                         --------     --------     --------     --------

Weighted-average shares used to
compute diluted loss per common share       2,496        2,496        2,496        2,496
                                         ========     ========     ========     ========

For the three and six-month periods ended December 31, 2002 and 2001, 9,206,000 2,058,000 of common stock issuable upon the assumed conversion of convertible debt and preferred stock were anti-dilutive and were not included in the calculation of diluted loss per common share due to recorded net losses. For the three and six-month periods ended December 31, 2002 and 2001, outstanding stock options and warrants representing 489,000 and 683,000 shares, respectively, were not included in the calculation of diluted loss per share, as the effect would also be anti-dilutive.

3. Merger with Bioanaytical Systems, Inc.

On June 20, 2002, PKLB entered into a Merger Agreement with BASi, as amended by Amendment No. 1 to Agreement and Plan of Merger dated as of July 24, 2002, and as amended by Amendment No.2 to Agreement and Plan of merger dated as of November 21, 2002 that provides for the merger of PKLB with a wholly-owned subsidiary of BASi, with PKLB being the survivor of the merger. Shares of PKLB common stock outstanding at the effective time of the merger contemplated by the Merger Agreement will be converted into shares of BASi common stock at a rate of one BASi share for each 12 PKLB shares; shares of PKLB Class A Convertible Preferred Stock will be converted into 6% subordinated convertible promissory notes issued by BASi in an aggregate principal amount of $4,000,000 and shares of PKLB Class B Convertible Preferred Stock will be converted into shares of BASi common stock at a rate of one BASi share for every 12 PKLB common shares into which the shares of PKLB Class B Convertible Preferred Stock are convertible. The convertible promissory notes issued to holders of PKLB Class A Convertible Preferred Stock in the merger will mature on January 1, 2008, will not bear interest for the first year following the effective time of the merger, and will be convertible at the option of the holder into BASi common stock at a conversion price of $16 per share, after the expiration of one year following the date of the merger.

The proposed transaction is subject to the satisfaction of certain closing conditions, including, among others, PKLB shareholder approval.

4. Related Party Transactions

Convertible Promissory Note

In fiscal year 2002, PKLB issued notes payable of $500,000 in the aggregate to Mr. Leslie Daniels, a director, to cover short-term operating requirements. These notes carry an annual interest rate of 8% and are payable upon demand. On November 13, 2002, the Board of Directors of PKLB approved the grant of a debt conversion option similar to that granted to BASi with respect to the principal balance of the outstanding notes payable.

On November 22, 2002, PKLB issued a Convertible Promissory Note payable to Mr. Daniels in the original principal amount of $350,000, which note was issued in replacement of the outstanding notes payable to Mr. Daniels. The Note carries an annual interest rate of 8% and is due May 1, 2003. The outstanding principal amount of the Convertible Promissory Note is convertible at any time into PKLB common stock at a price of $0.1585 per PKLB common share, the fair market value on the date of issuance. At December 31, 2002, PKLB had $350,000 in outstanding convertible promissory note payable to Mr. Daniels, which is included in the accompanying Consolidated Balance Sheets as "Convertible Notes Payable".

PKLB recorded approximately $7,000 and $14,000, as interest expense in connection with the Convertible Promissory Note payable to Mr. Daniels for the three-month and six-month periods ended December 31, 2002.

Secured Convertible Revolving Note

In fiscal year 2002, PKLB issued notes payable of $200,000 in the aggregate to BASi to cover short-term operating requirements. These notes carry an annual interest rate of 8% and are due between December 2002 and March 30, 2003.

On November 14, 2002, PKLB executed a Secured Convertible Revolving Note (the "Note") in the principal amount of up to $925,000 to BASi to replace the existing notes payable to BASi and to allow PKLB to borrow additional amounts from BASi to cover short-term operating requirements. The Note carries an annual interest rate of 8% and is due May 1, 2003. The outstanding principal amount of the Note is convertible by BASi at any time into PKLB common stock at a price of $0.1585 per PKLB common share, the fair market value on the date of issuance. The loans provided for by the Note are secured by a security interest in favor of BASi in all of the assets of PKLB. PKLB Limited Partnership has guaranteed the repayment of the Note to BASi and has pledged the real property located at 302 W. Fayette Street, Baltimore, Maryland to BASi as security for its guaranty. At December 31, 2002, PKLB had $782,732 outstanding under the Note, which is included in the accompanying Consolidated Balance Sheets as " Convertible Notes Payable".

PKLB recorded approximately $12,000 and $18,000, as interest expense in connection with the Note payable to BASi for the three-month and six-month periods ended December 31, 2002.

5. Restatement

During 2002, PKLB determined that its Class A Convertible Preferred Stock is mandatorily redeemable and accordingly, should have been classified outside of stockholders' deficit. The June 30, 2002 balance sheet has been restated to reflect this change, which had the effect of reducing stockholders' equity by $4,938,000 at June 30, 2002. PKLB intends to file an amended 10-K shortly reflecting this change.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Liquidity and Capital Resources

PKLB had cash and cash equivalents of $228,000 at December 31, 2002. PKLB's primary source of funds is cash flow from operations, although PKLB from time to time has borrowed funds from a director and BASi to cover short-term operating requirements. During the six-month period ended December 31, 2002, cash and cash equivalents increased by $182,000. The increase is due to the issuance of notes payable of approximately $583,000 offset by cash used in operations in the amount of $363,000, principally due to the net loss of $954,000 offset by an increase in working capital of $349,000 and a non-cash charge of $242,000 for depreciation and amortization, and cash used in investing activities of approximately $38,000.

The operating environment confronting PKLB raises substantial doubt about PKLB's ability to continue as a going concern. PKLB's near term and long-term operating strategies focus on its sales and marketing efforts to gain new as well as previous customers. In addition, PKLB has and is pursuing cost cutting measures and is taking other appropriate steps to manage PKLB's cash balances. However, there can be no assurance that these strategies and measures will be effective.

On June 20, 2002, PKLB entered into an Agreement and Plan of Merger with BASi, as amended by Amendment No. 1 to Agreement and Plan of Merger dated as of July 24, 2002, and as amended by Amendment No.2 to Agreement and Plan of merger dated as of November 21, 2002 ( the "Merger Agreement"), that provides for the merger of PKLB with a wholly-owned subsidiary of BASi, with PKLB being the survivor of the merger. Shares of PKLB common stock outstanding at the effective time of the merger contemplated by the Merger Agreement will be converted into shares of BASi common stock at a rate of one BASi share for each 12 PKLB shares; shares of PKLB Class A Convertible Preferred Stock will be converted into 6% subordinated convertible promissory notes issued by BASi in an aggregate principal amount of $4,000,000 and shares of PKLB Class B Convertible Preferred Stock will be converted into shares of BASi common stock at a rate of one BASi share for every 12 PKLB common shares into which the shares of PKLB Class B Convertible Preferred Stock are convertible. The convertible promissory notes issued to holders of PKLB Class A Convertible Preferred Stock in the merger will mature on January 1, 2008, will not bear interest for the first year following the effective time of the merger, and will be convertible at the option of the holder into BASi common stock at a conversion price of $16 per share, after the expiration of one year following the date of the merger.

The proposed transaction is subject to the satisfaction of certain closing conditions, including, among others, PKLB shareholder approval.

On November 14, 2002, PKLB executed a Secured Convertible Revolving Note (the "Note") in the principal amount of up to $925,000 to BASi to replace the existing notes payable to BASi and to allow PKLB to borrow additional amounts from BASi to cover short-term operating requirements. As of December 31, 2002, $783,000 was outstanding under this Note. The Note carries an annual interest rate of 8% and is due May 1, 2003. The outstanding principal amount of the Note is convertible by BASi at any time into PKLB common stock at a price of $0.1585 per PKLB common share, the fair market value on the date of issuance. The loans provided for by the Note are secured by a security interest in favor of BASi in all of the assets of PKLB. PKLB Limited Partnership has guaranteed the repayment of the Note to BASi and has pledged the real property located at 302 W. Fayette Street, Baltimore, Maryland to BASi as security for its guaranty.

On November 13, 2002, the Board of Directors of PKLB approved the grant of a debt conversion option similar to that granted to BASi with respect to the principal balance of the outstanding notes payable to Leslie B. Daniels, a director of PKLB. On November 22, 2002, PKLB issued a Convertible Promissory Note payable to Mr. Daniels in the original principal amount of $350,000, which note was issued in replacement of the outstanding notes payable to Mr. Daniels. The Note carries an annual interest rate of 8% and is due May 1, 2003. The outstanding principal amount of the Convertible Promissory Note is convertible at any time into PKLB common stock at a price of $0.1585 per PKLB common share, the fair market value on the date of issuance.

The issuance of the Note to BASi and the Convertible Promissory Note to Mr. Daniels trigger adjustments to the conversion prices of the PKLB Class A Convertible Preferred Stock and the PKLB Class B Convertible Preferred Stock.

PKLB has obtained a waiver from the sole holder of PKLB Class B Convertible Preferred Stock of the adjustments to its conversion rate resulting from the issuance of the Note to BASi and the Convertible Promissory Note to Mr. Daniels. PKLB and BASi have amended the Merger Agreement to allow BASi to terminate the Merger Agreement in the event that any of the holders of the Class A Convertible Preferred Stock exercise their conversion rights prior to the consummation of the merger. However, there can be no assurance that no holders of PKLB Class A Convertible Preferred Stock will exercise their conversion rights.

PKLB cannot guarantee that the results from operations will be sufficient to support PKLB's liquidity requirements through December 31, 2003 and beyond. There can be no assurance that the proposed transaction with BASi will be completed or the strategies underlying the merger will be accomplished or whether, if accomplished, they will be adequate to allow PKLB to meet its cash needs.

Results of Operations

Revenues

Revenues consisted of the following:

                                     Three Months Ended       Six Months Ended
                                        December 31,            December 31,
                                        ------------            ------------
                                      2002        2001        2002        2001
                                      ----        ----        ----        ----

Phase I Services                     $  892      $  653      $1,958      $1,019
Bioanalytical Laboratory
Services                                146         101         257         354
Clinical Trial Mgt and
Monitoring                               41         902          41       2,383
Licensing                                 5          21          10          23
Consulting Services                      --          49          12         129
                                     ------      ------      ------      ------
       Total                         $1,084      $1,726      $2,278      $3,908
                                     ======      ======      ======      ======

Total revenues were $1.1 million and $1.7 million for the three-month periods ended December 31, 2002 and 2001, respectively. Clinical trial management and monitoring services decreased by $0.9 million due to i) the postponement and cancellation of certain studies in fiscal year 2002 negatively impacting current and future periods, and ii) the conclusion of certain studies in fiscal year 2002. Recent contracted studies are relatively smaller in patient population, duration and contract value. Phase I services increased by $0.2 million primarily in the area of Phase I clinical trials.

Total revenues were $2.3 million and $3.9 million for the six-month periods ended December 31, 2002 and 2001, respectively. Clinical trial management and monitoring services decreased by $2.3 million due to i) the postponement and cancellation of certain studies in fiscal year 2002 negatively impacting current and future periods, and ii) the conclusion of certain studies in fiscal year 2002. Phase I services increased by $0.9 million. Demand for Phase I services has increased since the second half of fiscal year 2002 as evidenced by the increase in the number of contracts for both clinical trials and bioequivalence testing.

Cost of Contracts

Cost of contracts were $1.2 million and $1.4 million for the three-month periods ended December 31, 2002 and 2001, respectively. As a percentage of revenue, cost of contracts increased to 107% for the three-month period ended December 31, 2002, compared to 80% for the three-month period ended December 31, 2001. This increase as a percentage of revenue is due primarily to lower sales levels in relation to fixed labor and overhead costs.

Cost of contracts were $2.4 million and $3.7 million for the six-month periods ended December 31,2002 and 2001, respectively. As a percentage of revenue, cost of contracts increased to 107% for the six-month period ended December 31, 2002, compared to 94% for the six-month period ended December 31, 2001. This increase as a percentage of revenue is due primarily to lower sales levels in relation to fixed labor and overhead costs.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses were $369,000 and $429,000 for the three-month periods ended December 31, 2002 and 2001, respectively. The decrease in SG&A expenses is primarily due to a reduction in certain SG&A expenses such as employee related costs ($54,000), allowance for doubtful accounts ($18,000) and routine operating expenses ($39,000) offset by an increase in outside services ($51,000), primarily legal and accounting fees.

Selling, general and administrative ("SG&A") expenses were $767,000 and $873,000 for the six-month periods ended December 31, 2002 and 2001, respectively. The decrease in SG&A expenses is primarily due to a reduction in certain SG&A expenses such as employee related costs ($79,000), allowance for doubtful accounts ($36,000) and routine operating expenses ($71,000) offset by an increase in outside services ($80,000), primarily legal and accounting fees.

Research and Development

Research and development ("R&D") expenses were $-0- and $29,000 for the three-month periods ended December 31, 2002 and 2001, respectively, and $1,000 and $73,000 for the six-month periods ended December 31, 2002 and 2001, respectively. The decrease in R&D expenses are attributable to the utilization of certain of PKLB's R&D personnel for activities necessary to meet project deadlines for clients, including contracted development work. R&D expenses will fluctuate from time to time as PKLB re-allocates existing scientific personnel whenever practical to focus on developing methods for utilization in current and future studies related primarily to its LC/MS/MS instrumentation.

Other Income and Expenses

Other income and expenses consists primarily of interest income earned on overnight investments and interest expense related to the Convertible Promissory Note and Secured Convertible Revolving Note. Interest income was approximately $1,000 and $6,000 for the three-month periods ended December 31, 2002 and 2001, respectively, and $2,000 and $12,000 for the six-month periods ended December 31, 2002 and 2001, respectively. The decrease in interest income is primarily related to a reduction in the average invested cash balances. Interest expense was approximately $20,000 and$1,000 for the three-month periods ended December 31, 2002 and 2001, respectively, $34,000 and $2,000 for the six-month periods ended December 31, 2002 and 2001, respectively. The increase in interest expense is due to the borrowings related to the Convertible Promissory Note and the Secured Convertible Revolving Note.

Income Taxes

No benefit for income taxes was recorded for the three-month and six-month periods ended December 31, 2002 and 2001, due to the uncertainty of utilizing such benefits.

Item 3. Quantitative and Qualitative Disclosure About Market Risk Interest Rate Risks

The exposure to market risk for changes in interest rates is not material.

Foreign Currency Risk

PKLB does not have exposure to foreign currency exchange rate fluctuations since PKLB's contracts require payment to PKLB in U.S. dollars.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer (CEO) and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) within 90 days prior to the filing date of this quarterly report. Based upon their evaluation, the CEO and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring all required information relating to PKLB is included in this quarterly report.

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

      None

Item 5. Other Information:

      None

Item 6. Exhibits and Reports on Form 8-K:

      A. Exhibits

            10(j) Convertible Promissory Note dated November 22, 2002, between and PKLB and Leslie B. Daniels (filed herewith).

            99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      B. Reports on Form 8-K

                  (1) On November 15, 2002, PKLB filed a Current Report on Form 8-K, the purpose of which was to file the Secured Convertible Revolving Note dated November 14, 2002, payable by the Registrant to Bioanalytical Systems, Inc. in the original principal amount of up to $925,000.

                  (2) On November 21, 2002, PKLB filed a Current Report on Form 8-k the purpose of which was to file the Amendment No. 2 to Agreement and Plan of Merger dated as of November 21, 2002, by and among the Registrant, Bioanalytical Systems, Inc. and PI Acquisition Corp. and the related Press Release dated November 22, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PHARMAKINETICS LABORATORIES, INC.

Date: February 14, 2003             By: /s/James M. Wilkinson, II, Ph.D.
                                        ----------------------------------------
                                        James M. Wilkinson, II, Ph.D.
                                        President and Chief Executive Officer


Date: February 14, 2003                 /s/Jeffrey A. Scheidt
                                        ----------------------------------------
                                        Jeffrey A. Scheidt
                                        Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer
                                        and Principal Accounting Officer)

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

Date: February 14, 2003            By: /s/James M. Wilkinson, II, Ph.D.
                                       --------------------------------
                                       James M. Wilkinson, II, Ph.D.
                                       President and Chief Executive Officer

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

Date: February 14, 2003            By: /s/Jeffrey A. Scheidt
                                       ---------------------
                                       Jeffrey A. Scheidt
                                       Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer
                                       and Principal Accounting Officer)