Form 10-Q
period 2003-03-31
PHARMAKINETICS LABORATORIES INC
filed 2003-05-15
CIK 351506

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Period Ended March 31, 2003

                         Commission file number 0-11580

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
Yes |X| No |_|

                         Class                        Outstanding May 15, 2003
             -----------------------------            ------------------------
             Common Stock, $.005 par value                    2,496,129

                        PHARMAKINETICS LABORATORIES, INC.
                                      INDEX

                                                                            Page
                                                                            ----
Part I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets                                  2

                  Consolidated Statements of Operations                        3

                  Consolidated Statements of Cash Flows                        4

                  Notes to Consolidated Financial Statements                   5

         Item 2.  Management's Discussion and Analysis of Financial Position
                  and Results of Operation                                    11

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk  14

         Item 4.  Controls and Procedures                                     14

Part II  OTHER INFORMATION

         Item 1.  Legal Proceedings                                           14

         Item 2.  Changes in Securities                                       14

         Item 3.  Defaults Upon Senior Securities                             14

         Item 4.  Submission of Matters to a Vote of Security Holders         14

         Item 5.  Other Information                                           15

         Item 6.  Exhibits and Reports on Form 8-K                            15

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

In the opinion of our management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature necessary to present fairly its financial position, results of operations, cash flows as of and for the three-month and nine-month periods ended March 31, 2003. Interim results are not necessarily indicative of results for the full fiscal year.

                        PHARMAKINETICS LABORATORIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                              March 31, 2003   June 30, 2002
                                                                (unaudited)
                                                              --------------   -------------
                                  ASSETS

Current assets:
  Cash and cash equivalents                                       $     93    $     46
  Accounts receivable, net                                             314         676
  Contracts in process                                                  63          50
  Prepaid expenses                                                     205         143
                                                                  --------    --------
       Total current assets                                            675         915
Property, plant and equipment, net                                   2,839       3,164
                                                                  --------    --------
                                                                  $  3,514    $  4,079
                                                                  ========    ========
LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
              AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                $  1,188    $  1,044
  Accrued expenses                                                     283         266
  Convertible notes payable                                          1,275         550
  Deposits on contracts in process                                     307         313
                                                                  --------    --------
        Total current liabilities                                    3,053       2,173
                                                                  --------    --------
Mandatorily Redeemable Class A,
Convertible Preferred Stock no par value;
issued and outstanding, 833,300
shares at March 31, 2003 and June 30,
2002, respectively                                                   4,938       4,938
                                                                  --------    --------
Stockholders' deficit:
Convertible preferred stock, authorized 1,500,000:
Class B, no par value; issued and
outstanding, 250,000 shares at March 31,
2003 and June 30, 2002,
respectively                                                           273         273
Common stock, $.005 par value; authorized,
   10,000,000 shares; issued and outstanding,
   2,496,129 shares at March 31, 2003 and
   June 30, 2002, respectively                                          12          12
Additional paid-in capital                                          11,930      11,930
Accumulated deficit                                                (16,692)    (15,247)
                                                                  --------    --------
      Total stockholders' deficit                                   (4,477)     (3,032)
                                                                  --------    --------
                                                                  $  3,514    $  4,079
                                                                  ========    ========

           See accompanying notes to consolidated financial statements.

                        PHARMAKINETICS LABORATORIES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                      (In thousands, except for share data)

                                                    Three Months Ended    Nine Months Ended
                                                        March  31,             March 31,
                                                     2003       2002       2003       2002
                                                    -------    -------    -------    -------
Revenues                                            $   966    $ 1,921    $ 3,244    $ 5,829

Cost and expenses:

  Cost of contracts                                   1,082      1,558      3,514      5,223

  Selling, general and administrative                   350        412      1,117      1,285

  Research and development                               --          7          1         80
                                                    -------    -------    -------    -------
      Total costs and expenses                        1,432      1,977      4,632      6,588
                                                    -------    -------    -------    -------
Loss from operations                                   (466)       (56)    (1,388)      (759)

Other income and (expenses):

  Interest income                                        --          1          2         13
  Interest expense                                      (25)        (1)       (59)        (3)
                                                    -------    -------    -------    -------

                                                        (25)         0        (57)        10
                                                    -------    -------    -------    -------
Net loss applicable to common stockholders          $  (491)   $   (56)   $(1,445)   $  (749)
                                                    =======    =======    =======    =======

Basic and diluted loss per common share             $ (0.20)   $ (0.02)   $ (0.58)   $ (0.30)
                                                    =======    =======    =======    =======

Weighted-average shares used to compute basic and
diluted loss per common share                         2,496      2,496      2,496      2,496
                                                    =======    =======    =======    =======

See accompanying notes to consolidated financial statements.

                        PHARMAKINETICS LABORATORIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                        (In thousands, except share data)

                                                                            Nine Months Ended,
                                                                                March 31,
                                                                           2003           2002
                                                                         --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                               $ (1,445)      $   (749)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                         363            406

 Changes in operating assets and liabilities:
   Accounts receivable, net                                                   362            794

   Contracts in process                                                       (13)           111

   Prepaid expenses                                                           (62)            73

   Accounts payable and accrued expenses                                      161            471

   Deposits on contracts in process                                            (6)        (1,159)
                                                                         --------       --------

Net cash used in operating activities                                        (640)           (53)
                                                                         --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property and equipment                                         (38)          (265)
                                                                         --------       --------

Net cash used in investing activities                                         (38)          (265)
                                                                         --------       --------

CASH FLOWS FROM FINANCING ACTIVITES:
  Proceeds from issuance of notes payable                                     829             --

  Payments on notes payable                                                  (104)            --
                                                                         --------       --------

Net cash provided by financing activities                                     725             --
                                                                         --------       --------

Net increase (decrease) in cash and cash equivalents                           47           (318)

CASH AND CASH EQUIVALENTS AT THE BEG. OF PERIOD                                46            414
                                                                         --------       --------

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD                           $     93       $     96
                                                                         ========       ========

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

Financial Results and Liquidity

PKLB had cash and cash equivalents of $93,000 at March 31, 2003. PKLB's primary source of funds is cash flow from operations, although PKLB from time to time has borrowed funds from an officer/director, director and Bioanalytical Systems Inc. ("BASi") to cover short-term operating requirements. During the nine-month period ended March 31, 2003, cash and cash equivalents increased by $47,000. The increase is due to the issuance of notes payable of approximately $829,000, offset by payments on notes payable of $104,000, cash used in operations in the amount of $640,000, principally due to the net loss of $1,445,000 offset by an increase in working capital of $442,000 and a non-cash charge of $363,000 for depreciation and amortization, and cash used in investing activities of approximately $38,000.

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

On June 20, 2002, PKLB entered into an Agreement and Plan of Merger with BASi, as amended by Amendment No. 1 to Agreement and Plan of Merger dated as of July 24, 2002, as amended by Amendment No. 2 to Agreement and Plan of Merger dated as of November 21, 2002, and as amended by Amendment No. 3 to Agreement and Plan of Merger dated as of April 15, 2003 (the "Merger Agreement"), that provides for the merger of PKLB with a wholly-owned subsidiary of BASi, with PKLB being the survivor of the merger. Shares of PKLB common stock outstanding at the effective time of the merger contemplated by the Merger Agreement will be converted into shares of BASi common stock at a rate of one BASi share for each 12 PKLB shares; shares of PKLB Class A Convertible Preferred Stock will be converted into 6% subordinated convertible promissory notes issued by BASi in an aggregate principal amount of $4,000,000 and shares of PKLB Class B Convertible Preferred Stock will be converted into shares of BASi common stock at a rate of one BASi share for every 12 PKLB common shares into which the shares of PKLB Class B Convertible Preferred Stock are convertible. The convertible promissory notes issued to holders of PKLB Class A Convertible Preferred Stock in the merger will mature on January 1, 2008, will not bear interest for the first year following the effective time of the merger, and will be convertible at the option of the holder into BASi common stock at a conversion price of $16 per share, after the expiration of one year following the date of the merger.

The proposed transaction is subject to the satisfaction of certain closing conditions, including, among others, PKLB shareholder approval.

On November 14, 2002, PKLB executed a Secured Convertible Revolving Note, as amended and restated by an Amended and Restated Secured Convertible Revolving Note dated April 30, 2003 (the "BASi Note"), in the principal amount of up to $925,000 to BASi to replace the existing notes payable to BASi and to allow PKLB to borrow additional amounts from BASi to cover short-term operating requirements. As of March 31, 2003, $925,000 was outstanding under the BASi Note. The BASi Note carries an annual interest rate of 8% and is due June 30, 2003. The outstanding principal amount of the BASi Note is convertible by BASi at any time into PKLB common stock at a price of $0.1585 per PKLB common share, the fair market value of PKLB common stock on the date of issuance of the BASi Note. The loans provided for by the BASi Note are secured by a security interest in favor of BASi in all of the assets of PKLB. PKLB Limited Partnership has guaranteed the repayment of the BASi Note to BASi and has pledged the real property located at 302 W. Fayette Street, Baltimore, Maryland to BASi as security for its guaranty.

On November 13, 2002, the Board of Directors of PKLB approved the grant of a debt conversion option similar to that granted to BASi with respect to the principal balance of the outstanding notes payable to Leslie B. Daniels, a director of PKLB. On November 22, 2002, PKLB issued a Convertible Promissory Note, as amended and restated by an Amended and Restated Convertible Promissory Note dated April 30, 2003 (the "Daniels Note"), payable to Mr. Daniels in the original principal amount of $350,000, which note was issued in replacement of the outstanding notes payable to Mr. Daniels. The Daniels Note carries an annual interest rate of 8% and is due June 30, 2003. The outstanding principal amount of the Daniels Note is convertible at any time into PKLB common stock at a price of $0.1585 per PKLB common share, the same conversion price granted to BASi.

The issuance of the BASi Note to BASi and the Daniels Note to Mr. Daniels triggered adjustments to the conversion prices of the PKLB Class A Convertible Preferred Stock and the PKLB Class B Convertible Preferred Stock. PKLB has obtained a waiver from the sole holder of PKLB Class B Convertible Preferred Stock of the adjustments to its conversion rate resulting from the issuance of the BASi Note to BASi and the Daniels Note to Mr. Daniels. Pursuant to the second amendment to the Merger Agreement, PKLB and BASi amended the Merger Agreement to allow BASi to terminate the Merger Agreement in the event that any of the holders of the Class A Convertible Preferred Stock exercise their conversion rights prior to the consummation of the merger. However, there can be no assurance that no holders of PKLB Class A Convertible Preferred Stock will exercise their conversion rights.

PKLB cannot guarantee that the results from operations will be sufficient to support PKLB's liquidity requirements through March 31, 2004 and beyond. There can be no assurance that the proposed transaction with BASi will be completed or the strategies underlying the merger will be accomplished or whether, if accomplished, they will be adequate to allow PKLB to meet its cash needs.

2. Summary of Significant Accounting Policies and Practices

Principles of Consolidation

The accompanying consolidated financial statements include the results of PKLB and PKLB Limited Partnership, a wholly-owned subsidiary, which owns the building PKLB occupies. PKLB includes 100% of the building operations in its financial statements.

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

License fee income is recognized as a percentage of licensed product sales as reported to PKLB from the licensee under a license agreement, which expires in fiscal year 2004. PKLB recognized license fee income of $38,988, $32,452, and $67,579 during fiscal years ended June 30, 2002, 2001, and 2000, respectively. PKLB conducts studies for a number of companies outside of the United States (U.S.), primarily in Canada and Europe, in addition to many domestic companies. This work is billed and paid in U.S. dollars, so there is no currency exchange risk to PKLB.

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

Research and Development Expenses

The nature of PKLB's bioanalytical laboratory services requires PKLB to develop new assay methods for use in testing pharmaceutical products in order to determine the amount of drug present in each of the biological specimens tested. Each drug being tested requires the development of a unique assay method, the accuracy and precision of which must be documented according to current scientific standards to meet requirements established by the United States Food and Drug Administration ("FDA"). The Company's research and development group develops and validates these unique assay methods. These research and development costs are expenses as incurred.

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

The following table presents the computations of basic and diluted EPS (in thousands, except share data):

                                           Three Months Ended       Nine Months Ended
                                                March 31,                March 31,
                                                ---------                ---------
                                             2003        2002        2003        2002
                                          ---------   ---------   ---------   ---------
Net loss                                  $    (491)  $     (56)  $  (1,445)  $    (749)
                                          =========   =========   =========   =========


Basic loss per common share               $   (0.20)  $   (0.02)  $   (0.58)  $   (0.30)
                                          =========   =========   =========   =========


Diluted loss per common share             $   (0.20)  $   (0.02)  $   (0.58)  $   (0.30)
                                          =========   =========   =========   =========

Weighted-average shares used to compute
basic loss per common share                   2,496       2,496       2,496       2,496
                                          =========   =========   =========   =========

Effect of dilutive securities                    --          --          --          --
                                          ---------   ---------   ---------   ---------

Weighted-average shares used to compute
diluted loss per common share                 2,496       2,496       2,496       2,496
                                          =========   =========   =========   =========

For the three and nine-month periods ended March 31, 2003 and 2002, 12,613,000 and 2,058,000 of common stock issuable upon the assumed conversion of convertible debt and preferred stock were anti-dilutive and were not included in the calculation of diluted loss per common share due to recorded net losses. For the three and nine-month periods ended March 31, 2003 and 2002, outstanding stock options and warrants representing 478,000 and 603,000 shares, respectively, were not included in the calculation of diluted loss per share, as the effect would also be anti-dilutive.

Stock-Based Compensation

The Company discloses information relating to stock-based compensation awards in accordance with SFAS No.

123, Accounting for Stock-Based Compensation. ("SFAS 123"), and has elected to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), to such compensation awards. Under PKLB's employee stock option plans, PKLB grants employee stock options at an exercise price equal to the fair market value at the date of grant. No compensation expense is recorded with respect to such stock option grants. Compensation expense for options granted to non-employees is determined in accordance with SFAS 123 as the fair value of the consideration received or the fair value of the equity instruments issued whichever is more reliably measured.

The following table presents the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands, except share data):

                                                                   Three Months Ended     Nine Months Ended
                                                                        March 31,               March 31,
                                                                        ---------               ---------
                                                                  2003        2002         2003         2002
                                                                  ----        ----         ----         ----
Net loss, as reported                                          $    (491)   $     (56)   $  (1,445)   $    (749)
                                                               =========    =========    =========    =========

Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards              (11)         (22)         (43)         (40)
                                                               =========    =========    =========    =========

Pro forma net loss                                             $    (502)   $     (78)   $  (1,488)   $    (789)
                                                               =========    =========    =========    =========

Loss per share:
        Basic - as reported                                    $   (0.20)   $   (0.02)   $   (0.58)   $   (0.30)
                                                               =========    =========    =========    =========
        Basic - pro forma                                      $   (0.20)   $   (0.03)   $   (0.60)   $   (0.32)

        Diluted - as reported                                  $   (0.20)   $   (0.02)   $   (0.58)   $   (0.30)
        Diluted - pro forma                                    $   (0.20)   $   (0.03)   $   (0.60)   $   (0.32)

New Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on PKLB.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements and addresses consolidation by business enterprises of variable interest entities having certain characteristics. FIN 46 is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003 and in fiscal 2003 for all other variable interest entities. As PKLB does not have variable interest entities, the adoption of FIN 46 did not have an effect on PKLB's financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123,

"Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for interim reporting in 2003 and are included in the notes to these consolidated financial statements.

3. Merger with Bioanaytical Systems, Inc.

On June 20, 2002, PKLB entered into an Agreement and Plan of Merger with BASi, as amended by Amendment No. 1 to Agreement and Plan of Merger dated as of July 24, 2002, as amended by Amendment No. 2 to Agreement and Plan of Merger dated as of November 21, 2002, and as amended by Amendment No. 3 to Agreement and Plan of Merger dated as of April 15, 2003 (the "Merger Agreement"), that provides for the merger of PKLB with a wholly-owned subsidiary of BASi, with PKLB being the survivor of the merger. Shares of PKLB common stock outstanding at the effective time of the merger contemplated by the Merger Agreement will be converted into shares of BASi common stock at a rate of one BASi share for each 12 PKLB shares; shares of PKLB Class A Convertible Preferred Stock will be converted into 6% subordinated convertible promissory notes issued by BASi in an aggregate principal amount of $4,000,000 and shares of PKLB Class B Convertible Preferred Stock will be converted into shares of BASi common stock at a rate of one BASi share for every 12 PKLB common shares into which the shares of PKLB Class B Convertible Preferred Stock are convertible.

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

4. Related Party Transactions

Notes Payable

On March 5, 2003, PKLB issued a note payable of $75,000 to Mr. Leslie Daniels, a director, to cover short-term operating requirements. The note carried an annual interest rate of 8% and was payable upon demand. On March 11, 2003, PKLB paid in full the note payable including interest.

On March 26, 2003, PKLB issued a note payable of $29,000 to Mr. James M. Wilkinson, II, Chief Executive Officer and director of PKLB, to cover short-term operating requirements. The note carried an annual interest rate of 8% and was payable upon demand. On March 31, 2003, PKLB paid in full the note payable including interest. On May 6, 2003, PKLB issued a note payable of $41,000 to Mr. Wilkinson to cover short-term operating requirements. The note carries an annual interest rate of 8% and is payable upon demand.

Convertible Promissory Note

In fiscal year 2002, PKLB issued notes payable of $500,000 in the aggregate to Mr. Leslie Daniels, a director, to cover short-term operating requirements. These notes carried annual interest rates of 8% each and were payable upon demand. On November 13, 2002, the Board of Directors of PKLB approved the grant of a debt conversion option similar to that granted to BASi with respect to the principal balance of the outstanding notes payable.

On November 22, 2002, PKLB issued a Convertible Promissory Note, as amended and restated by an Amended and Restated Convertible Promissory Note dated April 30, 2003 (the "Daniels Note"), payable to Mr. Daniels in the original principal amount of $350,000, which note was issued in replacement of the outstanding notes payable to Mr. Daniels. The Daniels Note carries an annual interest rate of 8% and is due June 30, 2003. The outstanding principal amount of the Daniels
Note is convertible at any time into PKLB common stock at a price of $0.1585 per PKLB common share, the same conversion price granted to BASi. At March 31, 2003, PKLB had $350,000 outstanding under the Daniels Note, which is included in the accompanying Consolidated Balance Sheets as "Convertible Notes Payable".

PKLB recorded approximately $7,000 and $21,000, as interest expense in connection with the Daniels Note payable to Mr. Daniels for the three-month and nine-month periods ended March 31, 2003.

Secured Convertible Revolving Note

In fiscal year 2002, PKLB issued notes payable of $200,000 in the aggregate to BASi to cover short-term operating requirements. These notes carry an annual interest rate of 8% and were due between December 2002 and March 30, 2003.

On November 14, 2002, PKLB executed a Secured Convertible Revolving Note, as amended and restated by an Amended and Restated Secured Convertible Revolving Note dated April 30, 2003 (the "BASi Note") in the principal amount of up to $925,000 to BASi to replace the existing notes payable to BASi and to allow PKLB to borrow additional amounts from BASi to cover short-term operating requirements. As of March 31, 2003, $925,000 was outstanding under the BASi Note. The BASi Note carries an annual interest rate of 8% and is due June 30, 2003. The outstanding principal amount of the BASi Note is convertible by BASi at any time into PKLB common stock at a price of $0.1585 per PKLB common share, the fair market value of PKLB common stock on the date of issuance of the BASi Note. The loans provided for by the BASi Note are secured by a security interest in favor of BASi in all of the assets of PKLB. PKLB Limited Partnership has guaranteed the repayment of the BASi Note to BASi and has pledged the real property located at 302 W. Fayette Street, Baltimore, Maryland to BASi as security for its guaranty. At March 31, 2003, PKLB had $925,000 outstanding under the BASi Note, which is included in the accompanying Consolidated Balance Sheets as " Convertible Notes Payable".

PKLB recorded approximately $17,000 and $35,000, as interest expense in connection with the BASi Note payable to BASi for the three-month and nine-month periods ended March 31, 2003.

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

6. New Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on PKLB.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements and addresses consolidation by business enterprises of variable interest entities having certain characteristics. FIN 46 is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003 and in fiscal 2003 for all other variable interest entities. As PKLB does not have variable interest entities, the adoption of FIN 46 did not have an effect on PKLB's financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for interim reporting in 2003 and are included in the notes to these consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Liquidity and Capital Resources

PKLB had cash and cash equivalents of $93,000 at March 31, 2003. PKLB's primary source of funds is cash flow from operations, although PKLB from time to time has borrowed funds from an officer/director, director and BASi to cover short-term operating requirements. During the nine-month period ended March 31, 2003, cash and cash equivalents increased by $47,000. The increase is due to the issuance of notes payable of approximately $829,000, offset by payments on notes payable of $104,000, cash used in operations in the amount of $640,000, principally due to the net loss of $1,445,000 offset by an increase in working capital of $442,000 and a non-cash charge of $363,000 for depreciation and amortization, and cash used in investing activities of approximately $38,000.

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

On June 20, 2002, PKLB entered into an Agreement and Plan of Merger with BASi, as amended by Amendment No. 1 to Agreement and Plan of Merger dated as of July 24, 2002, as amended by Amendment No. 2 to Agreement and Plan of Merger dated as of November 21, 2002, and as amended by Amendment No. 3 to Agreement and Plan of Merger dated as of April 15, 2003 (the "Merger Agreement"), that provides for the merger of PKLB with a wholly-owned subsidiary of BASi, with PKLB being the survivor of the merger. Shares of PKLB common stock outstanding at the effective time of the merger contemplated by the Merger Agreement will be converted into shares of BASi common stock at a rate of one BASi share for each 12 PKLB shares; shares of PKLB Class A Convertible Preferred Stock will be converted into 6% subordinated convertible promissory notes issued by BASi in an aggregate principal amount of $4,000,000 and shares of PKLB Class B Convertible Preferred Stock will be converted into shares of BASi common stock at a rate of one BASi share for every 12 PKLB common shares into which the shares of PKLB Class B Convertible Preferred Stock are convertible. The convertible promissory notes issued to holders of PKLB Class A Convertible Preferred Stock in the merger will mature on January 1, 2008, will not bear interest for the first year following the effective time of the merger, and will be convertible at the option of the holder into BASi common stock at a conversion price of $16 per share, after the expiration of one year following the date of the merger.

The proposed transaction is subject to the satisfaction of certain closing conditions, including, among others, PKLB shareholder approval.

On November 14, 2002, PKLB executed a Secured Convertible Revolving Note, as amended and restated by an Amended and Restated Secured Convertible Revolving Note dated April 30, 2003 (the "BASi Note"), in the principal amount of up to $925,000 to BASi to replace the existing notes payable to BASi and to allow PKLB to borrow additional amounts from BASi to cover short-term operating requirements. As of March 31, 2003, $925,000 was outstanding under the BASi Note. The BASi Note carries an annual interest rate of 8% and is due June 30, 2003. The outstanding principal amount of the BASi Note is convertible by BASi at any time into PKLB common stock at a price of $0.1585 per PKLB common share, the fair market value of PKLB common stock on the date of issuance of the BASi Note. The loans provided for by the Note are secured by a security interest in favor of BASi in all of the assets of PKLB. PKLB Limited Partnership has guaranteed the repayment of the BASi Note to BASi and has pledged the real property located at 302 W. Fayette Street, Baltimore, Maryland to BASi as security for its guaranty.

On November 13, 2002, the Board of Directors of PKLB approved the grant of a debt conversion option similar to that granted to BASi with respect to the principal balance of the outstanding notes payable to Leslie B. Daniels, a director of PKLB. On November 22, 2002, PKLB issued a Convertible Promissory Note, as amended and restated by an Amended and Restated Convertible Promissory Note dated April 30, 2003 (the "Daniels Note"), payable to Mr. Daniels in the original principal amount of $350,000, which note was issued in replacement of the outstanding notes payable to Mr. Daniels. The Daniels Note carries an annual interest rate of 8% and is due June 30, 2003. The outstanding principal amount of the Daniels
Note is convertible at any time into PKLB common stock at a price of $0.1585 per PKLB common share, the same conversion price granted to BASi.

The issuance of the BASi Note to BASi and the Daniels Note to Mr. Daniels trigger adjustments to the conversion prices of the PKLB Class A Convertible Preferred Stock and the PKLB Class B Convertible Preferred Stock. PKLB has obtained a waiver from the sole holder of PKLB Class B Convertible Preferred Stock of the adjustments to its conversion rate resulting from the issuance of the BASi Note to BASi and the Daniels Note to Mr. Daniels. PKLB and BASi have amended the Merger Agreement to allow BASi to terminate the Merger Agreement in the event that any of the holders of the Class A Convertible Preferred Stock exercise their conversion rights prior to the consummation of the merger. However, there can be no assurance that no holders of PKLB Class A Convertible Preferred Stock will exercise their conversion rights.

PKLB cannot guarantee that the results from operations will be sufficient to support PKLB's liquidity requirements through March 31, 2004 and beyond. There can be no assurance that the proposed transaction with BASi will be completed or the strategies underlying the merger will be accomplished or whether, if accomplished, they will be adequate to allow PKLB to meet its cash needs.

Results of Operations

Revenues

Revenues consisted of the following:

                                                Three Months Ended             Nine Months Ended
                                                     March 31,                     March 31,
                                                     ---------                     ---------
                                                2003           2002           2003           2002
                                              ---------      ---------      ---------      ---------
Phase I Services                              $     708      $     633      $   2,666      $   1,652
Bioanalytical Laboratory Services                   155            555            412            909
Clinical Trial Mgt and Monitoring                    76            661            117          3,044
Licensing                                            15             11             25             34
Consulting Services                                  12             61             24            190
                                              ---------      ---------      ---------      ---------
       Total                                  $     966      $   1,921      $   3,244      $   5,829
                                              =========      =========      =========      =========

Total revenues were $1.0 million and $1.9 million for the three-month periods ended March 31, 2003 and 2002, respectively. Clinical trial management and monitoring services decreased by $0.6 million due to: i) the postponement and cancellation of certain studies in fiscal year 2002 negatively impacting current and future periods, and ii) the conclusion of certain studies in fiscal year 2002. Recent contracted studies are relatively smaller in patient population, duration and contract value. Phase I services increased by $0.1 million primarily in the area of Phase I clinical trials.

Total revenues were $3.2 million and $5.8 million for the nine-month periods ended March 31, 2003 and 2002, respectively. Clinical trial management and monitoring services decreased by $2.9 million due to i) the postponement and cancellation of certain studies in fiscal year 2002 negatively impacting current and future periods, and ii) the conclusion of certain studies in fiscal year 2002. Phase I services increased by $1.0 million. Demand for Phase I services has increased since the second half of fiscal year 2002 as evidenced by the increase in the number of contracts for both clinical trials and bioequivalence testing.

Cost of Contracts

Cost of contracts were $1.1 million and $1.6 million for the three-month periods ended March 31, 2003 and 2002, respectively. As a percentage of revenue, cost of contracts increased to 112% for the three-month period ended March 31, 2003, compared to 81% for the three-month period ended March 31, 2002. This increase as a percentage of revenue is due primarily to lower sales levels in relation to fixed labor and overhead costs.

Cost of contracts were $3.5 million and $5.2 million for the nine-month periods ended March 31, 2003 and 2002, respectively. As a percentage of revenue, cost of contracts increased to 108% for the nine-month period ended March 31, 2003, compared to 90% for the nine-month period ended March 31, 2002. This increase as a percentage of revenue is due primarily to lower sales levels in relation to fixed labor and overhead costs.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses were $350,000 and $412,000 for the three-month periods ended March 31, 2003 and 2002, respectively. The decrease in SG&A expenses is primarily due to a reduction in certain SG&A expenses such as employee related costs ($70,000), allowance for doubtful accounts ($36,000) and routine operating expenses ($24,000) offset by an increase in outside services ($32,000), primarily legal and accounting fees.

SG&A expenses were $1.1 million and $1.3 million for the nine-month periods ended March 31, 2003 and 2002, respectively. The decrease in SG&A expenses is primarily due to a reduction in certain SG&A expenses such as employee related costs ($149,000), allowance for doubtful accounts ($36,000) and routine operating expenses ($131,000) offset by an increase in outside services ($112,000), primarily legal and accounting fees.

Research and Development

Research and development ("R&D") expenses were $-0- and $7,000 for the three-month periods ended March 31, 2003 and 2002, respectively, and $1,000 and $80,000 for the nine-month periods ended March 31, 2003 and 2002, respectively. The decrease in R&D expenses is attributable to the utilization of certain of PKLB's R&D personnel for activities necessary to meet project deadlines for clients, including contracted development work. R&D expenses will fluctuate from time to time as PKLB re-allocates existing scientific personnel whenever practical to focus on developing methods for utilization in current and future studies related primarily to its LC/MS/MS instrumentation.

Other Income and Expenses

Other income and expenses consists primarily of interest income earned on overnight investments and interest expense related to the Convertible Promissory Note and Secured Convertible Revolving Note. Interest income was approximately $-0- and $1,000 for the three-month periods ended March 31, 2003 and 2002, respectively, and $2,000 and $13,000 for the nine-month periods ended March 31, 2003 and 2002, respectively. The decrease in interest income is primarily related to a reduction in the average invested cash balances. Interest expense was approximately $25,000 and $1,000 for the three-month periods ended March 31, 2003 and 2002, respectively, $59,000 and $3,000 for the nine-month periods ended March 31, 2003 and 2002, respectively. The increase in interest expense is due to the borrowings related to the Convertible Promissory Note and the Secured Convertible Revolving Note.

Income Taxes

No benefit for income taxes was recorded for the three-month and nine-month periods ended March 31, 2003 and 2002, due to the uncertainty of utilizing such benefits.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements requires PKLB to make estimates and judgments with respect to the selection and application of accounting policies that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. PKLB bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. PKLB believes the following critical accounting policies and significant judgments and estimates have the greatest impact on the preparation of its consolidated financial statements:

Contract Revenues - PKLB recognizes revenue from testing services, which are short-term in duration, upon completion of all required clinical and laboratory analysis. Operating revenue attributable to the performance of long-term testing is recorded by contract by determining the status of work performed to date in relation to total services to be provided. Revenues under fixed-rate contracts include a proration of the earnings expected to be realized on the contract based upon the ratio of costs incurred to estimated total costs. Recognized revenues are subject to revisions as the contracts progress and estimated costs to complete are revised. Revisions in revenue estimates are recorded to income in the period in which the facts that give rise to the revision become known. Projected losses on contracts are provided for in their entirety when known.

License fee income is recognized as a percentage of licensed product sales as reported to PKLB from the licensee under the license agreement.

Trade Receivable Bad Debt Reserves - PKLB maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of PKLB's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Stock-Based Compensation - PKLB discloses information relating to stock-based compensation awards in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. ("SFAS 123"), and has elected to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), to such compensation awards. Under PKLB's employee stock option plans, PKLB grants employee stock options at an exercise price equal to the fair market value at the date of grant. No compensation expense is recorded with respect to such stock option grants. Compensation expense for options granted to non-employees is determined in accordance with SFAS 123 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.

Income Taxes - PKLB records a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While PKLB has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event PKLB was to determine that it would be able to realize deferred tax assets in the future in excess of their net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should PKLB determine that it would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

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

      None

Item 3. Defaults Upon Senior Securities:

      None

Item 4. Submission of Matters to a Vote of Security Holders:

      None

Item 5. Other Information:

PKLB's Vice President and Chief Financial Officer, Jeffrey A. Scheidt resigned effective May 2, 2003 to pursue other professional opportunities.

Item 6. Exhibits and Reports on Form 8-K:

      A.    Exhibits

            99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      B.    Reports on Form 8-K

            (1) On April 16, 2003, PKLB filed a Current Report on Form 8-K the purpose of which was to file the Amendment No. 3 to Agreement and Plan of Merger dated as of April 15, 2003, by and among the Registrant, Bioanalytical Systems, Inc. and PI Acquisition Corp.

            (2) On May 15, 2003, PKLB filed a Current Report on Form 8-K the purpose of which was to file the Amended and Restated Secured Convertible Revolving Note issued to Bioanalytical Systems Inc. and the Amended and Restated Convertible Promissory Note issued to Mr. Daniels extending the maturity date for both instruments to June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         PHARMAKINETICS LABORATORIES, INC.

Date: May 15, 2003                   By: /s/James M. Wilkinson, II, Ph.D.
      ------------                       --------------------------------------
                                         James M. Wilkinson, II, Ph.D.
                                         President and Chief Executive Officer,
                                         Chief Financial Officer and Secretary

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

Date: May 15, 2003                    By: /s/James M. Wilkinson, II, Ph.D.
                                          --------------------------------
                                          James M. Wilkinson, II, Ph.D.
                                          President and Chief Executive Officer,
                                          Chief Financial Officer
                                          and Secretary