Form 10-K/A
PHARMAKINETICS LABORATORIES INC
filed 2003-06-30
CIK 351506

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-K/A

                                 Amendment No. 2

                             ----------------------

                ANNUAL REPORT PURSUANT TO SECTION 13 OF 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2002

                         Commission file number 0-11580

                             ----------------------

                        PHARMAKINETICS LABORATORIES, INC.

             (Exact Name of Registrant as Specified in its Charter)

                             ----------------------

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

================================================================================

                                     PART I

Explanatory Note

As more fully discussed in Note 14 to the consolidated financial statements as of June 30, 2002 and 2001 and for each of the three years in the period ended June 30, 2002, the Company has restated its consolidated financial statements to reflect the classification of its Class A Convertible Preferred Stock outside of stockholders' equity (deficit).

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

The Company itself does not maintain professional malpractice insurance related to its testing procedures as its medical personnel are required to carry such insurance, and the Company is not a provider of medical care and related services. The Company maintains a professional and general liability policy which provides coverage with an aggregate limit of $3,000,000, a workmen's compensation liability policy which provides coverage of $1,000,000, and an umbrella liability policy which has a limit of $10,000,000 for each occurrence in excess of primary. In addition, the Company also carries a Directors and Officers liability policy with a general aggregate limit of $2,000,000. There can be no assurance that this insurance coverage will be adequate, or that insurance coverage will continue to be available on terms acceptable to the Company.

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

At the end of July 1999, the Company received a Warning Letter from the United States Food and Drug Administration ("FDA") regarding noncompliance with certain protocol requirements in bioequivalence studies conducted prior to fiscal 1999. In the Warning Letter, the FDA advised the Company to take immediate corrective action and that the failure to do so may result in regulatory action. The Company responded immediately and addressed the issues raised in the Warning Letter and subsequently met with the FDA to discuss corrective steps taken by the Company to comply with regulatory requirements. FDA representatives have inspected the Company twice since the Warning Letter was issued. As of the latest inspection, in December 2000, the FDA made no adverse findings.

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

COMPETITION

The Company competes primarily against other CROs and pharmaceutical companies' in-house research departments. The CRO industry is highly fragmented, with several large CROs and many small specialty providers. Many of the large full service CROs have substantially greater capital and other resources than the Company. The continuing trend towards industry consolidation has resulted in heightened competition among the larger CROs. The Company competes in a specialty niche segment of the overall market where total size is a less important competitive factor than in the overall CRO industry. Clients choose to use the Company, or a direct competitor, on the basis of prior experience with the Company, its reputation for quality of the service provided, the ability to schedule the work in a timeframe, which meets the client's needs, scientific and technical capability and the price of the services performed. The Company believes it can compete effectively in these areas.

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

                                       Fiscal Years Ended June 30,
                                             (in thousands)
                                   ------------------------------------
                                      2002         2001         2000
                                   ----------   ----------   ----------
Canada                             $      176   $      944   $      964
Europe & Other                            124          616          402
                                   ----------   ----------   ----------
Total                              $      300   $    1,560   $    1,366

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

ITEM 2. Properties

The Company's principal executive offices are located in Baltimore, Maryland, where it owns a building containing approximately 142,000 square feet of space, of which approximately 117,000 square feet are utilized in the Company's operations and 25,000 square feet could be made available for the expansion of the Company's operations when necessary. The building contains a consolidated analytical chemistry laboratory, a controlled live-in clinical facility with a 120 bed capacity, and corporate-wide information and data management systems.

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

                             Year Ended              Year Ended
                           June 30, 2002            June 30, 2001
                     --------------------------------------------------
Quarter                  High         Low          High         Low
                     -----------  -----------  -----------  -----------
First                $      0.75  $      0.58  $      0.75  $      0.63
Second                      0.67         0.53         0.72         0.28
Third                       0.90         0.42         0.63         0.38
Fourth                      0.61         0.37         0.70         0.52

Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The approximate number of shareholders of record at July 19, 2002 was 909.

The Company has not declared a dividend on its common stock since its inception and has no intention of doing so in the foreseeable future.

ITEM 6. Selected Consolidated Financial Data

The following selected consolidated financial data for each of the years in the five-year period ended June 30, 2002 have been derived from our consolidated financial statements and related notes thereto as of June 30, 1998 through 2002, and for the years then ended. The selected information set forth below should be read in conjunction with our consolidated financial statements and the related footnotes, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K report.

                                                                           Fiscal Year Ended June 30
                                                                        (in thousands, except share data)
                                                           -------------------------------------------------------------
                                                              2002         2001         2000         1999         1998
                                                           ---------    ---------    ---------    ---------    ---------
Statement of Operations Data:
Total revenues                                             $   6,798    $   8,913    $   8,024    $   9,828    $  12,326
Costs and expenses:
   Cost of contracts                                           6,464        7,469        8,514        8,112        8,931
   Selling, general and administrative expenses                1,742        1,880        2,462        2,569        2,210
   Research and development expenses                              80          113          158          512          568
                                                           ---------    ---------    ---------    ---------    ---------

     Total costs and expenses                                  8,286        9,462       11,134       11,193       11,709
                                                           ---------    ---------    ---------    ---------    ---------

Operating (loss) income                                       (1,488)        (549)      (3,110)      (1,365)         617
Other income and expenses, net                                     5           36          152           37           14
Provision for income taxes                                        --           --           --           --           (8)
                                                           ---------    ---------    ---------    ---------    ---------

Net (loss) income before deemed preferred stock dividend      (1,483)        (513)      (2,958)      (1,328)         623
Deemed preferred stock dividend                                   --           --           --           --       (1,021)
                                                           ---------    ---------    ---------    ---------    ---------

Net loss applicable to common stockholders                 $  (1,483)   $    (513)   $  (2,958)   $  (1,328)   $    (398)
                                                           ---------    ---------    ---------    ---------    ---------

Basic and diluted loss per common share                    $   (0.59)   $   (0.21)   $   (1.19)   $   (0.53)   $   (0.16)
                                                           ---------    ---------    ---------    ---------    ---------

Basic and diluted weighted-average shares outstanding          2,496        2,496        2,496        2,493        2,440
                                                           ---------    ---------    ---------    ---------    ---------

                                              June 30,
                     ----------------------------------------------------------
                        2002        2001        2000        1999        1998
                     (restated)* (restated)* (restated)* (restated)* (restated)*
                     ----------- ----------- ----------- ----------- -----------
Balance Sheet
Data:
Cash and cash
equivalents           $     46    $    414    $    347    $  2,233    $  3,359
Total Assets          $  4,079    $  5,702    $  6,550    $  9,285    $ 10,107
Long-term debt        $     --    $     --    $     62    $    143    $    235
Mandatorily
Redeemable Class
A Convertible
Preferred Stock       $  4,938    $  4,938    $  4,938    $  4,938    $  4,938
Total
Stockholders'
(deficit) equity      $ (3,032)   $ (1,549)   $ (1,036)   $  1,649    $  2,936

* As more fully discussed in Note 14 to the consolidated financial statements, the consolidated financial statements have been restated to reflect the classification of the Company's Class A Convertible Preferred Stock outside of stockholders' equity (deficit).

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE

From time to time in this annual report on Form 10-K/A, we may make statements that reflect our current expectations regarding our future results of operations, economic performance, and financial condition, as well as other matters that may affect our business.

While these statements reflect our current plans and expectations, and we base the statements on information currently available to us, we cannot be sure that we will be able to implement these plans successfully. We may not realize our expectations in whole or in part, in the future.

Any of these statements we make in this annual report on Form 10-K/A that are forward-looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We wish to caution you that our actual results may differ significantly from the results we discuss in the forward-looking statements.

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

INTRODUCTION

In the following sections of this Management's Discussion and Analysis of Financial Condition and Results of Operation ("MD&A"), we explain the general financial condition and the results of operations for PharmaKinetics, including:

      o     what our revenues were in 2002, 2001, and 2000;

      o     why revenues and expenses changed from the year before;

      o     where our revenues came from;

      o     how all of the foregoing affect our overall financial condition; and

      o what our expenditures for capital projects were in 2002, 2001 and 2000 and a description of our capital requirements.

As you read this MD&A, you may find it helpful to refer to our consolidated financial statements beginning on page 15 of this annual report. These consolidated financial statements present the results of our operations for 2002, 2001, and 2000, as well as our financial position at June 30, 2002 and 2001. We analyze and explain the annual changes in the specific line items set forth in the section of our consolidated financial statements titled "Consolidated Statements of Operations".

GENERAL

PharmaKinetics Laboratories, Inc. is a contract research organization providing services to the worldwide pharmaceutical and biotechnology industry in the development of prescription and non-prescription drug products. The services offered are primarily in the following areas:

      o     Phase I services;

      o     bioanalytical laboratory services;

      o     clinical trial management and monitoring; and

      o     consulting services.

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

On June 20, 2002, the Company ("PKLB") entered into a Merger Agreement with Bioanalytical Systems, Inc ("BAS"). Shares of PKLB common stock outstanding at the effective time of the merger will be converted into shares of BAS common stock at a rate of one BAS share for each 12 PKLB shares; shares of PKLB Series A Convertible Preferred Stock will be converted into 6% subordinated convertible promissory notes issued by BAS in an aggregate principal amount of $5 million; and shares of PKLB Series B Convertible Preferred Stock will be converted into shares of BAS common stock at a rate of one BAS share for every 12 PKLB common shares into which the shares of PKLB series B Convertible Preferred Stock are convertible. The convertible promissory notes issued to holders of PKLB Class A Convertible Preferred Stock in the merger will mature on January 1, 2008, will not bear interest for the first year following the effective time of the merger, and will be convertible at the option of the holder into BAS common stock at a conversion price of $16 per share, after the expiration of one year following the date of the merger. The proposed transaction is subject to the satisfaction of certain closing conditions, including, among others, shareholder approval. The integration of the Company will bring to Bioanalytical Systems, Inc. a successful management team and expanded bioanalytical and Phase I service capabilities, as well as a strong customer and revenue base.

RESULTS OF OPERATIONS

REVENUES

In 2002, 2001 and 2000 our revenues consisted of the following:

                                             Fiscal Years Ended June 30,
                                                   (in thousands)
                                         ------------------------------------
                                           2002          2001          2000
                                         --------      --------      --------
Phase I Services                         $  2,293      $  5,458      $  5,974
Bioanalytical Laboratory Service            1,210         1,522           445
Clinical Trial Management and
Monitoring                                  3,053         1,490         1,388
Licensing                                      39            32            67
Consulting Services                           203           411           150
                                         --------      --------      --------
   Total                                 $  6,798      $  8,913      $  8,024
                                         ========      ========      ========

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

COST OF CONTRACTS

Cost of contracts were $6.5 million, $7.5 million and $8.5 million for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. As a percentage of revenue, cost of contracts increased to 95% compared to 84% for the twelve-month period ended June 30, 2002 and 2001, respectively. This increase as a percentage of revenue is due primarily to the mix in service contracts and the lower sales level in fiscal 2002. Certain costs are variable in nature and vary according to the type of study, the number of participants, samples processed, method development and validation, technical and material requirements and duration of the study. As a percentage of revenue, cost of contracts decreased to 84% compared to 106% for the twelve-month period ended June 30, 2001 and 2000, respectively. The decrease in cost of contracts in 2001 compared to 2000 is primarily attributable to the Company's effort to contain and/or reduce certain fixed costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses were $1.7 million, $1.9 million and $2.5 million for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. The decrease in SG&A expenses in 2002 compared to 2001 is primarily due to a reduction in certain SG&A expenses such as consulting, utilities, service contracts and routine operating expenses. The decrease in SG&A expenses in 2001 compared to 2000 is primarily attributable to a reduction in personnel costs of $0.2 million, a reduction in certain business development costs of $0.1 million and the recognition of $0.3 million in expenses related to the settlement with Altana, Inc. in fiscal year 2000.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development ("R&D") expenses were $0.1 million, $0.1 million and $0.2 million for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. R&D expenses remained approximately the same for the twelve-month periods ended June 30, 2002 and 2001, respectively. The decrease in R&D expenses in 2001 compared to 2000 is primarily attributable to the utilization of certain of the Company's R&D personnel for activities necessary to meet project deadlines for clients, including contracted development work. R&D expenses will fluctuate from time to time as the Company re-allocates existing scientific personnel whenever practical to focus on developing methods for utilization in current and future studies related primarily to its LC/MS/MS instrumentation.

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

The Company cannot guarantee that the results from operations will be sufficient to support the Company's liquidity requirements through June 30, 2003 and beyond. There can be no assurance that the proposed transaction with BAS will be completed or the strategies will be accomplished or whether they will be adequate to allow the Company to meet its cash needs.

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

Contract Revenues - The Company enters into contracts with its customers to provide the following services: (i) Bioanalytical; (ii) Phase I testing and clinical trials, (iii) clinical trial management and monitoring; and (iv) consulting.

Under Bioanalytical services contracts, the Company is engaged to perform and deliver a specified number of completed assays. The duration of these contracts is generally three to twelve months. The Company is paid for these services on a per-assay basis and recognizes revenue for these contracts when the assays are delivered.

The Company is engaged, under Phase I, clinical trials and clinical trial management and monitoring of clinical trials to perform specified tasks ranging from safety studies and project management services to the collection and analysis of specimens and gathering data from tests performed. The duration of these contracts range from three months to over twelve months. These contracts are usually fixed-price arrangements and in the event of termination by the customer, the contracts provide for the Company to be reimbursed for certain contract costs incurred through that date, plus a percentage (as negotiated in the contract) of the total contract project price. The Company recognizes revenue for these services under the percentage-of-completion method, using the ratio of total contract costs incurred to date to total estimated contract costs.

Consulting services generally last one to two months. For those consulting services for which the Company can reasonably estimate the contract revenue and costs, the Company recognizes revenue as the work is completed. The Company recognizes revenue using completed contract accounting for those consulting contracts for which reasonably dependable estimates cannot be made and the contracts are short-term in duration (generally one to two months).

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

Dependence of the Company on the Product Development Cycles of its Clients

Most of the Company's contracts are short-term in duration. As a result, the Company must continually replace its contracts with new contracts to sustain its revenue. A client's product development cycle is the driving force in the Company's ability to initiate new contracts. In addition, a client has the ability to cancel or delay existing contracts if their product is not ready for testing or if the testing results are not satisfactory. The Company's inability to generate new contracts on a timely basis would have a material adverse effect on the Company's business, financial condition, and results of operations. Since a large portion of the Company's operating costs are relatively fixed, variations in the timing and progress of contracts can affect results materially.

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

The Company cannot guarantee that the results from operations will be sufficient to support the Company's liquidity requirements through June 30, 2003 and beyond. There can be no assurance that the proposed transaction with BAS will be completed or the strategies will be accomplished or whether they will be adequate to allow the Company to meet its cash needs.

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of PharmaKinetics Laboratories, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 40 present fairly, in all material respects, the financial position of PharmaKinetics Laboratories, Inc. and its subsidiary at June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 40 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has negative working capital. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As more fully discussed in Note 14, the 2002, 2001 and 2000 consolidated financial statements have been restated to classify the Class A Convertible Preferred Stock outside of Shareholders' deficit.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Baltimore, Maryland
July 26, 2002, except for Note 14,
as to which the date is November 13, 2002

ITEM 8. Financial Statements and Supplementary Data

                        PHARMAKINETICS LABORATORIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                              June 30,
                                                                       ----------------------
                                                                          2002        2001
                                                                       (restated)  (restated)
                                                                       ----------  ----------
                                   ASSETS
Current assets
   Cash and cash equivalents                                            $     46    $    414
   Accounts receivable, net                                                  676       1,443
   Contracts in process                                                       50         130
   Prepaid expenses and other current assets                                 143         204
                                                                        --------    --------

     Total current assets                                                    915       2,191
   Property, plant and equipment, net                                      3,164       3,445
   Other assets                                                               --          66
                                                                        --------    --------

                                                                        $  4,079    $  5,702
                                                                        ========    ========

                  LIABILITIES, MANDATORILY REDEEMABLE
               PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities
   Accounts payable and accrued expenses                                $  1,310    $    756
   Notes payable                                                             550          --
   Deposits on contracts in process                                          313       1,557
                                                                        --------    --------

     Total current liabilities                                             2,173       2,313
                                                                        --------    --------

Mandatorily Redeemable Class A convertible preferred stock, no par value; issued and outstanding, 833,300 shares at June 20, 2002 and
   2001, respectively                                                      4,938       4,938
                                                                        --------    --------

Commitments and Contingent Liabilities
Stockholders' Deficit
Convertible preferred stock, no par value; authorized, 1,500,000:
Class B convertible preferred stock, no par value; issued
   and outstanding, 250,000 shares at June 30, 2002 and
   2001, respectively                                                        273         273
Common stock, $.005 par value; authorized, 10,000,000
   shares; issued and outstanding, 2,496,129 shares at
   June 30, 2002 and 2001, respectively                                       12          12
Additional paid-in capital                                                11,930      11,930
Accumulated deficit                                                      (15,247)    (13,764)
                                                                        --------    --------

Total stockholders' deficit                                               (3,032)     (1,549)
                                                                        --------    --------

                                                                        $  4,079    $  5,702
                                                                        ========    ========

          See accompanying notes to consolidated financial statements.

                        PHARMAKINETICS LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                       Fiscal Years Ended June 30,
                                                    --------------------------------
                                                      2002        2001        2000
                                                    --------    --------    --------
Revenues                                            $  6,798    $  8,913    $  8,024
Cost and expenses:
   Cost of contracts                                   6,464       7,469       8,514
   Selling, general and administrative expenses        1,742       1,880       2,462
   Research and development expenses                      80         113         158
                                                    --------    --------    --------
     Total costs and expenses                          8,286       9,462      11,134
                                                    --------    --------    --------
Loss from operations                                  (1,488)       (549)     (3,110)
Other income and expenses
   Interest income                                        14          50          52
   Interest expense                                       (9)        (14)        (20)
   Other expenses                                         --          --         (34)
   Gain on sale of investment                             --          --         154
                                                    --------    --------    --------
                                                           5          36         152
                                                    --------    --------    --------
Net loss applicable to common stockholders          $ (1,483)   $   (513)   $ (2,958)
                                                    ========    ========    ========
Basic and diluted loss per common share             $  (0.59)   $  (0.21)   $  (1.19)
                                                    ========    ========    ========
Weighted-average shares used to compute basic and
   diluted loss per common share                       2,496       2,496       2,496
                                                    ========    ========    ========

          See accompanying notes to consolidated financial statements.

                        PHARMAKINETICS LABORATORIES, INC.
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                        (In thousands, except share data)

                                    Preferred Stock
                                         Class B                   Common Stock                                          Total
                                  ----------------------      -----------------------                                Stockholders'
                                  Number                       Number                    Additional                     Equity
                                    of                           of                        Paid-in     Accumulated     (Deficit)
                                  Shares         Amount        Shares         Amount       Capital       Deficit       (restated)
                                  -------      ---------      ---------     ---------     ---------     ---------      ---------
Balance, July 1, 1999                  --      $      --      2,496,129     $      12     $  11,930     $ (10,293)     $   1,649
Comprehensive loss:
   Net loss                                                                                                (2,958)        (2,958)
   Other comprehensive loss                                                                                                   --
                                                                                                                       ---------
Total comprehensive loss                                                                                                  (2,958)
                                                                                                                       ---------
Issuance of preferred
stock in settlement of
   lawsuit                        250,000            273                                                                     273
                                  -------      ---------      ---------     ---------     ---------     ---------      ---------
Balance, June 30, 2000            250,000      $     273      2,496,129     $      12     $  11,930     $ (13,251)        (1,036)
Comprehensive loss:
   Net loss                                                                                                  (513)          (513)
   Other comprehensive loss
                                                                                                                       ---------
Total comprehensive loss                                                                                                    (513)
                                                                                                                       ---------

                                  -------      ---------      ---------     ---------     ---------     ---------      ---------
Balance, June 30, 2001            250,000      $     273      2,496,129     $      12     $  11,930     $ (13,764)        (1,549)
Comprehensive loss:
   Net loss                                                                                                (1,483)        (1,483)
   Other comprehensive loss
                                                                                                                       ---------
Total comprehensive loss                                                                                                  (1,483)
                                                                                                                       ---------

                                  -------      ---------      ---------     ---------     ---------     ---------      ---------
Balance, June 30, 2002            250,000      $     273      2,496,129     $      12     $  11,930     $ (15,247)     $  (3,032)
                                  =======      =========      =========     =========     =========     =========      =========

          See accompanying notes to consolidated financial statements.

                        PHARMAKINETICS LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                               Fiscal Years Ended June 30,
                                                         ---------------------------------------
                                                           2002           2001           2000
                                                         ---------      ---------      ---------
Cash flows from operating activities:
   Net Loss                                              $  (1,483)     $    (513)     $  (2,958)
   Adjustments to reconcile net loss to net cash
provided by (used in)
      operating activities:
       Depreciation                                            546            574            653
       Issuance of preferred stock in settlement
of lawsuit                                                      --             --            273
       (Gain) loss on disposal of equipment                    (35)            --             34
       Gain on sale of investment                               --             --           (154)
       Bad debt expense                                         15             37             --
Changes in operating assets and liabilities:
   Accounts receivable, net                                    752           (319)           357
   Contracts in process                                         80            608            112
   Prepaid expenses and other assets                           127             43             24
   Accounts payable and accrued expenses                       554           (489)           183
   Deposits on contracts in process                         (1,244)           216           (141)
                                                         ---------      ---------      ---------
Net cash provided by (used in) operating
activities                                                    (688)           157         (1,617)
                                                         ---------      ---------      ---------
Cash flows from investing activities:
   Purchases of property and equipment                        (265)           (28)          (355)
   Proceeds from disposal of equipment                          35             --             --
   Proceeds from sale of investment                             --             --            178
                                                         ---------      ---------      ---------
Net cash used in investing activities                         (230)           (28)          (177)
                                                         ---------      ---------      ---------
Cash flows from financing activities:
   Proceeds from issuance of notes payable                     700             --             --
   Payments on notes payable                                  (150)            --             --
   Payments on capital lease obligations                        --            (62)           (92)
                                                         ---------      ---------      ---------
Net cash provided by (used in) financing
activities                                                     550            (62)           (92)
                                                         ---------      ---------      ---------

Net increase (decrease) in cash and cash
equivalents                                                   (368)            67         (1,886)
Cash and cash equivalents at the beginning of
year                                                           414            347          2,233
                                                         ---------      ---------      ---------
Cash and cash equivalents at the end of year             $      46      $     414      $     347
                                                         =========      =========      =========

Supplemental disclosures of cash flow
information:
Interest paid                                            $       3      $      12      $      19
                                                         =========      =========      =========

          See accompanying notes to consolidated financial statements.

                        PHARMAKINETICS LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business and Going Concern Matters

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

The Company cannot guarantee that the results from operations will be sufficient to support the Company's liquidity requirements through June 30, 2003 and beyond. There can be no assurance that the proposed transaction with BAS will be completed or the strategies will be accomplished or whether they will be adequate to allow the Company to meet its cash needs.

                        PHARMAKINETICS LABORATORIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Fair Value of Financial Instruments

The Company's cash and cash equivalents, accounts receivable, accounts payable and certain other accrued liabilities are all short term in nature and their carrying amounts approximate fair value. The carrying values of the Company's notes payable approximates their fair values based on borrowing rates available at the reporting date for indebtedness with similar terms and maturities.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are calculated on the straight-line method over the estimated useful lives of the assets, generally five years for furniture and

                        PHARMAKINETICS LABORATORIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Revenue Recognition

The Company enters into contracts with its customers to provide the following services: (i) Bioanalytical; (ii) Phase I testing and clinical trials, (iii) clinical trial management and monitoring; and (iv) consulting.

Under Bioanalytical services contracts, the Company is engaged to perform and deliver a specified number of completed assays. The duration of these contracts is generally three to twelve months. The Company is paid for these services on a per-assay basis and recognizes revenue for these contracts when the assays are delivered.

The Company is engaged, under Phase I, clinical trials and clinical trial management and monitoring of clinical trials to perform specified tasks ranging from safety studies and project management services to the collection and analysis of specimens and gathering data from tests performed. The duration of these contracts range from three months to over twelve months. These contracts are usually fixed-price arrangements and in the event of termination by the customer, the contracts provide for the Company to be reimbursed for certain contract costs incurred through that date, plus a percentage (as negotiated in the contract) of the total contract project price. The Company recognizes revenue for these services under the percentage-of-completion method, using the ratio of total contract costs incurred to date to total estimated contract costs.

Consulting services generally last one to two months. For those consulting services for which the Company can reasonably estimate the contract revenue and costs, the Company recognizes revenue as the work is completed. The Company recognizes revenue using completed contract accounting for those consulting contracts for which reasonably dependable estimates cannot be made and the contracts are short-term in duration (generally one to two months).

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

                        PHARMAKINETICS LABORATORIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                            Year ended June 30,
                                     ----------------------------------
                                       2002         2001         2000
                                     --------     --------     --------
Canada                               $    176     $    944     $    964
Europe & other                            124          616          402
                                     --------     --------     --------
Total                                $    300     $  1,560     $  1,366
                                     ========     ========     ========

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

                        PHARMAKINETICS LABORATORIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The following table presents the computations of basic and diluted EPS (in thousands, except per share data):

                                          2002          2001          2000
                                        --------      --------      --------
Net loss                                $ (1,483)     $   (513)     $ (2,958)
                                        ========      ========      ========
Weighted-average shares
outstanding                                2,496         2,496         2,496
                                        ========      ========      ========
Basic and diluted EPS
applicable to common
stockholders                            $  (0.59)     $  (0.21)     $  (1.19)
                                        ========      ========      ========

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

Use of Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual amounts may differ from these estimates.

Uncertainties

The Company is subject to various risks common to many contracted research organizations. These include, but are not limited to, dependence on product development cycles of its clients; dependence on key personnel; the ability to continuously develop new methodologies for clinical and analytical applications;

                        PHARMAKINETICS LABORATORIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

competition and consolidation within the market place and compliance with government regulations and agencies, including the U.S. Food and Drug Administration.

3. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

                                                               June 30,
                                                       ------------------------
                                                          2002           2001
                                                       ---------      ---------
Land                                                   $     200      $     200
Building and improvements                                  3,118          3,118
Furniture and equipment                                    4,017          3,918
                                                       ---------      ---------
                                                       $   7,335      $   7,236
                                                       ---------      ---------
Accumulated depreciation                                  (4,171)        (3,791)
                                                       ---------      ---------
                                                       $   3,164      $   3,445
                                                       =========      =========

Certain assets classified as a capital lease expired at the end of the lease term in fiscal year 2002. At June 30, 2001, assets classified as a capital lease were $340,165 with accumulated depreciation of $238,115.

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consists of the following (in thousands):

                                                               June 30,
                                                       ------------------------
                                                          2002           2001
                                                       ---------      ---------
Trade accounts payable                                 $   1,044      $     510
Accrued payroll and related expenses                          98            116
Other accrued expenses                                       168            130
                                                       ---------      ---------
                                                       $   1,310      $     756
                                                       =========      =========

5 Investment in Hybridon, Inc.

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

                        PHARMAKINETICS LABORATORIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

6. Income Taxes

Significant components of the Company's deferred tax assets and liabilities are shown below (in thousands):

                                                               June 30,
                                                       ------------------------
                                                          2002           2001
                                                       ---------      ---------
Deferred tax assets:
   Accounts receivable                                 $      39      $      33
   Accrued liabilities                                        39             23
   Net operating loss carryforwards                        4,890          4,308
   Alternative minimum tax credits                             4              4
   General business credits                                1,431          1,558
   Valuation allowance                                    (6,157)        (5,738)
                                                       ---------      ---------
Total deferred tax assets                                    246            187
Deferred tax liabilities:
   Property, plant and equipment                            (246)          (187)
                                                       ---------      ---------
                                                            (246)          (187)
                                                       ---------      ---------
Net deferred income taxes                              $      --      $      --
                                                       =========      =========

Based on the weight of evidence available at June 30, 2002 and 2001, in management's opinion, a full valuation allowance is required and recorded against the Company's deferred income tax assets.

At June 30, 2002, the Company had tax loss carryforwards of approximately $13.0 million, which begin expiring in 2006 through 2022, and general business credits of approximately $1.4 million that begin expiring in 2003 through 2015. Approximately $6.4 million of net operating loss carryforwards and general business credits are currently subject to limitations under Section 382 of the Internal Revenue Code. In the event of a change in ownership (see Note 12), utilization of the Company's net operating loss carryforwards generated prior to the ownership change would be subject to an annual limitation under Section 382 of the Internal Revenue Code, which could substantially reduce or defer the utilization of these losses.

The principal differences between the actual effective tax rate and the statutory federal tax rate are as follows:

                        PHARMAKINETICS LABORATORIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                               Fiscal year ended June 30,
                                           ---------------------------------
                                            2002          2001          2000
                                           -----         -----         -----
Statutory rate                             (34.0)%       (34.0)%       (34.0)%
State income taxes -
net of federal benefit                      (4.9)         (4.9)         (4.9)
Valuation Allowance                         38.9          38.9          38.9
                                           -----         -----         -----
Effective tax rate                            --%           --%           --%
                                           =====         =====         =====

7. Leases

Lease expense for all operating leases, including leases with terms of less than one year, amounted to $92,700, $85,551 and $84,100, for the years ended June 30, 2002, 2001 and 2000, respectively. The future expected payout of operating leases with terms in excess of one year is as follows:

Fiscal Year ending June 30,

2003                                                                     $27,420
2004                                                                      16,530
2005                                                                       1,488
2006 and thereafter                                                           --
                                                                         -------
                                                                         $45,438
                                                                         =======

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

The Agreement provided for the sale to the Purchasers of a total of 833,300 shares of Class A Convertible Preferred Stock for $4,937,500 or $5.925 per share. The preferred stock is convertible at any time into shares of common stock at a conversion ratio of one (1) share of preferred stock for two point one seven (2.17) shares of the Company's common stock. The conversion ratio is subject to adjustment under certain circumstances to prevent dilution. In the event of liquidation of the Company, the holders of the shares of preferred stock who do not convert their shares into common stock are entitled to receive $5.925 per share, prior to any distributions being made to the holders of any other class or series of the Company's capital

                        PHARMAKINETICS LABORATORIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

stock. The Class A Preferred Stock contains certain redemption provisions and, therefore, is classified outside of permanent equity. The Company has authorized 1,500,000 shares of total preferred stock.

In addition, the Agreement provided for the sale to the Purchasers, for $62,500, warrants to purchase 1,250,000 shares of the Company's common stock, exercisable at $6.00 per share. These warrants expired on December 23, 2000.

Class B Preferred Stock and Warrants

In April 2000, the Company issued 250,000 shares of a newly created Class B Convertible Preferred Stock and warrants to purchase 100,000 shares of the Company's common stock to Altana, Inc. in settlement of a civil action. The fair value of the Class B Convertible Preferred Stock was based on the underlying value of the Company's common stock on the date of issuance of the Class B Convertible Preferred Stock. The fair value of the stock warrants issued in connection with this settlement, as determined using an option-pricing model, was determined to be immaterial. The preferred stock is convertible at any time into shares of common stock at a conversion ratio of one (1) share of preferred stock for one (1) share of common stock. The conversion ratio is subject to adjustment under certain circumstances to prevent dilution. There are no liquidation preferences.

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

Non-Employee Directors' Stock Option Plan

In November 1996, the Board of Directors elected to discontinue cash compensation for its non-employee directors and to adopt a Non-Employee Directors Stock Option Plan (the "1996 Plan") effective November 25, 1996. The 1996 Plan was amended by resolution of the Board of Directors (the "Board) on January 20, 1998 in order to increase the number of shares of the Company's common stock subject to options available for grant under the 1996 Plan. Each non-employee director shall be granted options to purchase 24,000 shares of the Company's common stock, at the fair market value of the stock on the effective date of the grant, which shall vest in four equal installments over four years. The first year's grant will be pro-rated for directors joining the Board after the effective date. The first installment shall vest on the effective date of the grant. Thereafter, on the date of each of the next three annual meetings of stockholders at which elections to the Board are conducted, an installment of 6,000 shares shall vest in each serving director who is re-elected to the Board. The 1996 Plan, as amended, shall be administered by the Board or the Compensation Committee established by the Board and provides that the number of shares of stock that may be issued pursuant to options granted under the 1996 Plan shall not exceed in the aggregate 200,000 shares. As of June 30, 2002, there were 78,500 options outstanding, 72,500 of which were exercisable, but not exercised, and 109,500 options were available for future issuance. To date, 12,000 options have been exercised.

                        PHARMAKINETICS LABORATORIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Non-Employee Grants

The Company granted non-qualified options to purchase 211,420 shares of the Company's common stock to non-employee directors for their services as directors. As of June 30, 2002, there were 80,000 options outstanding, all were exercisable, but not exercised. Options were granted at fair market value on the effective date of the grant (and therefore, no compensation charge was recorded), vesting over a four- year period with a life of ten years from the date of grant.

The following is a summary of the Company's share option activity and balances as of and for the fiscal years ended June 30, 2002, 2001 and 2000:

                                                 Number     Weighted-Average
                                                of Shares   Exercise Price
                                                ---------   --------------
Balance, July 1, 1999                            453,660      $    4.40
Granted                                          368,600           1.54
Exercised                                             --             --
Forfeited                                       (233,910)          4.27
                                                --------      ---------

Balance, June 30, 2000                           588,350           2.66
Granted                                          133,000           0.73
Exercised                                             --             --
Forfeited                                        (48,490)          3.24
                                                --------      ---------

Balance, June 30, 2001                           672,860           2.23
Granted                                           25,000           0.63
Exercised                                             --             --
Forfeited                                       (203,020)          2.59
                                                --------      ---------

Balance, June 30, 2002                           494,840      $    2.01
                                                ========      =========

Share options outstanding and exercisable by price range are as follows:

                                  Options Outstanding                                    Options Exercisable
            ------------------------------------------------------------       -------------------------------------
 Range                            Weighted-Average
   of                                Remaining                                                           Weighted-
Exercise    Outstanding as of       Contractual         Weighted-Average       Exercisable as of          Average
 Prices       June 30, 2002            Life              Exercise Price         June 30, 2002         Exercise Price
------       -------------             ----              --------------         -------------         --------------
$0.63
to $5.00        418,540                7.6                  $1.14                  282,107                 $1.22
$5.01
to $7.50         76,300                5.7                   6.78                   76,300                  6.78
                -------                ---                  -----                  -------                 -----
                494,840                7.3                  $2.01                  358,407                 $2.40
                =======                ===                  =====                  =======                 =====

                        PHARMAKINETICS LABORATORIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

                                          2002          2001            2000
                                          ----          ----            ----
Expected dividend yield                        0%            0%              0%
Weighted average risk-free interest rate    4.66%         5.86%           6.44%
Volatility                                  80.0%         80.0%           80.8%
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

                                              Fiscal year ended June 30,
                                        ------------------------------------
                                          2002          2001          2000
                                        --------      --------      --------
Net loss applicable to common
stockholders -- as reported             $ (1,483)     $   (513)     $ (2,958)
Net loss applicable to common
stockholders -- pro forma               $ (1,549)     $   (726)     $ (2,956)
Basic and diluted loss per share
-- as reported                          $  (0.59)     $  (0.21)     $  (1.19)
Basic and diluted loss per share
-- pro forma                            $  (0.62)     $  (0.29)     $  (1.18)

10. 401(k) Profit Sharing Plan

The Company's 401(k) Profit Sharing Plan (the "401(k) Plan") is available to all employees meeting certain eligibility criteria and permits participants to contribute up to certain limits as established by the Internal Revenue Code. The Company may make cash contributions equal to a percentage of a participant's contribution or may contribute a discretionary amount to the 401(k) Plan.

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

                        PHARMAKINETICS LABORATORIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Quarterly Financial Data (in thousands, except per share data) (Unaudited)

Fiscal Year 2002        September 30,      December 31,       March 31,          June 30,
----------------        -------------      ------------       ---------          --------
Revenue                    $ 2,182           $ 1,726           $ 1,921           $   969
Gross profit               $   (98)          $   341           $   363           $  (272)
Net loss                   $  (581)          $  (112)          $   (56)          $  (734)
Basic loss per share       $ (0.23)          $ (0.04)          $ (0.02)          $ (0.29)
Diluted loss per share     $ (0.23)          $ (0.04)          $ (0.02)          $ (0.29)

Fiscal Year 2001        September 30,      December 31,       March 31,          June 30,
----------------        -------------      ------------       ---------          --------
Revenue                    $  2,642          $  2,694          $  1,423          $  2,154
Gross profit               $    632          $    567          $    134          $    110
Net earnings (loss)        $     80          $     86          $   (309)         $   (370)
Basic earnings (loss)
per share                  $   0.03          $   0.03          $  (0.12)         $  (0.15)
Diluted earnings (loss)
per share                  $   0.02          $   0.02          $  (0.12)         $  (0.15)

12. Merger with Bioanalytical Systems, Inc.

On June 20, 2002, the Company ("PKLB") entered into a Merger Agreement with Bioanalytical Systems, Inc ("BAS"). Shares of PKLB common stock outstanding at the effective time of the merger will be converted into shares of BAS common stock at a rate of one BAS share for each 12 PKLB shares; shares of PKLB Series A Convertible Preferred Stock will be converted into 6% subordinated convertible promissory notes issued by BAS in an aggregate principal amount of $5 million; and shares of PKLB Series B Convertible Preferred Stock will be converted into shares of BAS common stock at a rate of one BAS share for every 12 PKLB common shares into which the shares of PKLB series B Convertible Preferred Stock are convertible. The convertible promissory notes issued to holders of PKLB Class A Convertible Preferred Stock in the merger will mature on January 1, 2008, will not bear interest for the first year following the effective time of the merger, and will be convertible at the option of the holder into BAS common stock at a conversion price of $16 per share, after the expiration of one year following the date of the merger.

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

                        PHARMAKINETICS LABORATORIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Restatement

During 2002, the Company determined that its Class A Convertible Preferred Stock is mandatorily redeemable and accordingly, should have been classified outside of stockholders' deficit. The 2002, 2001 and 2000 financial statements have been restated to reflect this change, which had the effect of reducing stockholders' equity by $4,938,000 at June 30, 2002, 2001 and 2000 and July 1, 1999.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

The directors and executive officers of the Company as of June 30, 2002 are as follows:

-----------------------------------------------------------------------------------------------------------
          Name             Age        Position                      Business Experience
-----------------------------------------------------------------------------------------------------------
Thomas F. Kearns, Jr.    66       Director         Retired from Bear, Stearns & Co., Inc. in 1987;
                                  (since 1995)     Director of Biomet, Inc.; Trustee of the University of
                                                   North Carolina Foundation and Endowment Fund.
-----------------------------------------------------------------------------------------------------------
Leslie B. Daniels        55       Director         Principal of CAI Advisors & Co., an investment company
                                  since 1998)      with offices in New York and Montreal, since 1988;
                                                   Director of IVAX Corporation from December 1994 to
                                                   December 1995; Chairman of the Board of Directors of
                                                   Zenith Laboratories, Inc., a major generic drug
                                                   manufacturer from April 1990 to December 1994, and a
                                                   Director from December 1989 to December 1994. Director
                                                   of NBS Technologies, Inc., MIST, Inc., and Safeguard
                                                   Health Enterprises, Inc.
-----------------------------------------------------------------------------------------------------------
Jerome A. Halperin       65       Director         Retired, April 2000. Executive Vice President and
                                  (since 2000)     Chief Executive Officer, Chairman, Committee of
                                                   Revision, and Secretary, Board of Trustees and U.S.
                                                   Pharmacopeial Convention from March 1995 to April
                                                   2000; Executive Director, Chairman, Committee of
                                                   Revision, and Secretary, Board of Trustees and U.S.
                                                   Pharmacopeial Convention from March 1990 to March 1995.
-----------------------------------------------------------------------------------------------------------
Kamal K. Midha, C.M.,    61       Director         Director of Drug Metabolism, Drug Disposition Group,
   Ph.D., D.Sc.                   (since 1998)     University of Saskatchewan, Canada since 1979, and
                                                   Chief Scientific Officer of PharmaQuest Limited,
                                                   Bermuda, a newly established Pharmaceutical Research
                                                   Corporation. He serves on the Editorial Boards of
                                                   Journal of Pharmaceutical Sciences and Xenobiotica. He
                                                   is Vice President of the International Pharmaceutical
                                                   Federation and he is an Adjunct Professor of Pharmacy
                                                   and Associate Member of Psychiatry, University of
                                                   Saskatchewan, Canada and Co-Chief of the
                                                   Psychopharmacology Unit, Clinical Research Center for
                                                   Study of Schizophrenia & Rehabilitation, University of
                                                   California, Los Angeles.
-----------------------------------------------------------------------------------------------------------
James M. Wilkinson, II,  50       Director (since  President and Chief Executive Officer of
   Ph.D.                          2000) and        PharmaKinetics Laboratories, Inc. since January 2000;
                                  President and    Vice President Analytical Laboratory Services from
                                  Chief Executive  July 1996 to Executive Officer January 2000; Associate
                                  Officer          Director, Pharmaco International, Inc., Analytical
                                                   Laboratory Division from December 1992 to June 1995.
-----------------------------------------------------------------------------------------------------------
Jeffrey A. Scheidt       43       Vice President   Vice President and Chief Financial Officer since July
                                  and Chief        2001; Controller, Guilford Pharmaceuticals Inc. from
                                  Financial        August 1994 to March 2001 and Director of Financial
                                  Officer          Planning and Analysis from March 2001 to July 2001.
                                                   Education - B.S., Accounting, Loyola College,
                                                   Baltimore, Maryland 1986. Certified Public Accountant.
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
Cynthia A. Schurick      46       Vice President   Vice President of Business Development since January
                                  Business         2000; Senior Director, Sales Support, from July 1998
                                  Development and  to January 2000; Director, Sales Support from January
                                  Secretary        1993 to July 1998; various other positions from May
                                                   1982 to January 1993. Education - B.S., Speech
                                                   Pathology and Audiology, (Magna Cum Laude) West
                                                   Virginia University, 1978.
-----------------------------------------------------------------------------------------------------------

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

                           SUMMARY COMPENSATION TABLE

                                        Annual Compensation                      Long-Term Compensation
                               ---------------------------------------    ----------------------------------------
                                                                          Other Annual  Securities      All Other
Name and Principal                             Salary                       ($)Comp.    Underlying    Compensation
Position                       Fiscal           Year         Bonus ($)      ($) (1)     Options(#)       ($) (2)
--------                       ------           ----         ---------      -------     ----------       -------
James M. Wilkinson II, Ph.D.    2002           144,000           --          6,000            --             --
President, Chief Executive      2001           137,902           --          6,000        50,000             --
Officer and Director            2000           115,200           --          6,000        71,000         17,500

Jeffrey A. Scheidt              2002           103,654           --             --            --             --
Vice President,
Chief Financial Officer

Cynthia A. Schurick             2002           120,994           --          6,000        12,000             --
Vice President,                 2001           118,666           --          6,000        30,000          3,126
Business Development            2000            89,739        3,000          3,000        53,000         11,300

----------
(1) Other Annual Compensation includes personal benefits provided by the Company.
(2) Other compensation includes forgiveness of Dr. Wilkinson's note payable to the Company, and commissions paid to Ms. Schurick.

Stock Option Grants

The following table sets forth information concerning the grant of stock options under the Company's 1996 Incentive Stock Option Plan during fiscal 2002 to the executive officers named in the Summary Compensation Table.

                        OPTION GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS

                                                                            Potential Realizable Value
                                                                               Assumed Annual Rates
                                                                                     of Stock
                                                                                Price Appreciation
                                                                               for Option Term (3)
                                                                            --------------------------
              Number of        Percentage
               Options          of Total
             Securities      Options Granted    Exercise
             Underlying        Employees in        or         Expiration
  Name     Granted (#) (1)   Fiscal Year (%)  Base Price (2)      Date         5%                10%
--------   --------------    ---------------  --------------  -----------    ------            -------
Cynthia A.
Schurick        12,000             48.0           $0.625          9/11       $4,717            $11,953

----------
(1) Options granted under the 1996 Incentive Stock Option Plan. These options vest 50% upon the date of the grant with the remaining share options vesting equally over the next two years.
(2) The exercise prices are equal to the fair market value of the common stock on the date of grant.
(3) Amounts represent hypothetical gains that could be achieved for the respective options at the end of the ten-year option term. The assumed 5% and 10% rates of stock appreciation are mandated by the rules of the Securities and Exchange Commission and may not accurately reflect the appreciation of the price of our common stock from the date of growth until the end of the option term. These assumptions are not intended to forecast future price appreciation of our common stock.

Stock Option Exercises and Holdings

The following table sets forth information related to the number and value of options held by three of the Company's executive officers. There were no options exercised by the following individuals during the fiscal year ended June 30, 2002.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

                                                                                             Value of Unexercised
                                                         Number of Unexercised                    In-the-Money
                                                         Options at FY-End (#)             Options at FY-End ($) (1)
                                                     -----------------------------       -----------------------------
                      Shares            ($)
                   Acquired in         Value
Name                Exercise          Realized       Exercisable     Unexercisable       Exercisable     Unexercisable
----                --------          --------       -----------     -------------       -----------     -------------
James M
Wilkinson,
II, Ph.D             113,833            36,167                --                --
Jeffrey A
Scheidt                   --                --             5,000            15,000                --                --
Cynthia A
Schurick                  --                --            67,833            37,167                --                --

----------
(1) None of the options granted and outstanding were in-the-money at June 30, 2002 based on the closing price of $0.39 on June 28, 2002.

Severance Agreements

The Company has severance agreements with Dr. Wilkinson, Mr. Scheidt and Ms. Schurick. Each agreement provides for the continuance of the officer's annual base salary for a period of six to twelve months from the date of termination of employment if such termination occurs at any time during a two (2) year period after a "Significant Transaction" or a "Change of Board Composition" and is for reasons other than "Just Cause", such terms as defined within the agreement. Upon termination of employment, the agreement provides for accelerated vesting of all stock options and the option to extend the exercise period of such options. As of June 30, 2002 benefits payable would be approximately $144,000 for Dr. Wilkinson, $55,000 for Mr. Scheidt and $121,000 for Ms. Schurick.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of June 30, 2002, regarding stock ownership of management and owners of 5% or more of each class of the Company's voting securities:

                                             Beneficial Ownership of                   Beneficial Ownership of
                                                   Common Stock                      Convertible Preferred Stock
                                        ---------------------------------    --------------------------------------------
                                          Number of            Percent of     Number of                       Percent of
                                        Shares Owned            Ownership    Shares Owned         Class      Shares Owned
                                        ------------            ---------    ------------         -----      ------------
Altana, Inc.
   60 Baylis Road
   Melville, NY 11747                   350,155(4)                 12.3%        250,000              B          100.0%
Dennis Chase
   P.O. Box 248
   North Lake, WI 53064                 220,000                     8.8%             --             --             --
Leslie B. Daniels
   CAI Advisors & Co.
   767 Fifth Ave. 5th Floor
   New York, NY 10153                   246,430(1)(2)(3)            9.0%        103,885              A           12.5%
Peter M. Gottsegen
   CAI Advisors & Co.
   767 Fifth Ave. 5th Floor
   New York, NY 10153                   225,430(2)(3)               8.3%        103,885              A           12.5%
GES Investments, S.A
   Avenue Delleur, 18
   Brussels, Belgium 1170                36,165(2)(3)               1.4%         16,666              A            2.0%
Initiative & Finance
Investissement
   16 rue Chauveau Lagarde
   Paris, France 75008                  144,661(2)                  5.5%         66,664              A            8.0%
R.A. Mackie and Co., LP.
   18 North Astor Street
   Irvington, NY 10533                  307,763(7)(8)              12.3%             --             --             --

Michael F. Price
   1180 Larger Cross Road
   P.O. Box 434
   Far Hills, NJ 07931                  415,900(2)                 14.3%        191,659              A           23.0%
Peter G. Restler
   CAI Advisors & Co.
   767 Fifth Ave. 5th Floor
   New York, NY 10153                    54,248(2)(3)               2.1%         24,999              A            3.0%
Richard J. Schmeelk
   CAI Advisors & Co.
   767 Fifth Ave. 5th Floor
   New York, NY 10153                   225,430(2)(3)               8.3%        103,885              A           12.5%
David von Kauffmann
   European Equity Partners
   1 rue Vernier
   75017 Paris, France                   36,165(2)(3)(6)                          6,666              A            2.0%
Manfred Yu
   CAI Advisors & Co.
   767 Fifth Ave. 5th Floor
   New York, NY 10153                    10,848(2)(3)(6)                          4,999              A            0.6%
Richard L. Scott Revocable Trust
   100 1st Stanford Place
   Stanford, CT 86902                   180,826                     6.8%         83,330              A           10.0%
Joseph Riccardo
   245 Park Ave
   New York, NY 10167                   204,937(3)                  7.6%         94,441              A           11.3%
Jerome A. Halperin                       35,000(1)                  1.4%             --             --             --
Thomas F. Kearns, Jr                     82,924(1)(2)               3.2%         11,110              A            1.3%
Kamal K. Midha, C.M., Ph.D., D.Sc        51,400(1)(5)               2.0%             --             --             --
James M. Wilkinson II, Ph.D             126,333(1)                  4.8%             --             --             --
Jeffrey A. Scheidt                        5,000(1)(6)                                --             --             --
Cynthia A. Schurick                      82,194(1)                  3.2%             --             --             --
All directors and officers
   as a group (8 persons)               629,282(1)(2)              20.4%        114,995              A           13.8%

----------
(1) Includes shares of stock which directors and officers have exercisable rights to acquire as of or within 60 days of June 30, 2002, through the exercise of options, in the amount of 21,000 shares for Mr. Daniels; 35,000 shares for Mr. Halperin; 39,000 shares for Mr. Kearns; 5,000 shares for Mr. Scheidt; 39,000 shares for Dr. Midha; 78,333 shares for Ms. Schurick; 126,333 shares for Dr. Wilkinson; and 343,667 shares for all directors and officers as a group.
(2) Includes shares for which investors have rights to acquire upon conversion of Class A Convertible Preferred Stock, in the amount of 225,430 shares for Mr. Daniels; 225,430 shares for Mr. Gottsegen; 36,165 shares for GES Investments, S.A.; 144,661 shares for initiative and Finance Investissement;

      415,900 shares for Mr. Price; 54,248 shares for Mr. Restler; 225,430 shares for Mr. Schmeelk; 36,165 shares for Mr. Kauffmann; 10,848 for Mr. Yu; 24,109 shares for Mr. Kearns; and 249,539 shares for all directors and officers as a group.
(3) Each of these individuals has reported membership in a "group" based upon Amendment No. 2 to Schedule 13D filed with the Securities and Exchange Commission on January 12, 1998.
(4) Includes shares of stock, which Altana, Inc. has a right to acquire upon conversion of Class B Convertible Preferred Stock and warrants to purchase 100,000 shares of common stock, exercisable at $6.00 per share.
(5)   Includes 12,400 shares held by Dr. Midha's son.
(6)   Less than 1%
(7) These are members of a "group" based upon Schedule 13D filed with the Securities and Exchange Commission on February 2, 1998.
(8)   Includes 38,476 shares of common stock owned by Robert A. Mackie, Jr.

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

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

                                                                         Page(s)
                                                                         -------
(a) 1.      Financial Statements

            Report of Independent Accountants                                 14

            Consolidated Balance Sheets at June 30, 2002 and 2001             15

            Consolidated Statements of Operations for each of the
            three years ended June 30, 2002                                   16

            Consolidated Statement of Changes in Stockholders' Equity
            (Deficit) for each of the three years ended June 30, 2002         17

            Consolidated Statements of Cash Flows for each of the
            three years ended June 30, 2002                                   18

            Notes to Consolidated Financial Statements                        19

2.          Financial Statement Schedule

            Report of Independent Accountants                                 14

            Schedule II - Valuation and Qualifying Accounts                   37

3.          Exhibits

            See Exhibit Index                                                 39

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

                                   SCHEDULE II

                        PHARMAKINETICS LABORATORIES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                For the Years Ended June 30, 2002, 2001 and 2000

                                 (In thousands)

                             Balance at     Charged to     Charged to                         Balance
                             Beginning      Costs and        Other                            at end
Description                  of Period       Expenses       Accounts        Deductions       of Period
-----------                  ---------       --------       --------        ----------       ---------
Valuation
Allowances:
Allowance for
doubtful accounts
2002                          $   85          $   15              --              --           $  100
2001                          $   48          $   37              --              --           $   85
2000                          $  150          $   --              --          $ (102)          $   48

Deferred tax
assets (a)
2002                          $5,738              --          $  419              --           $6,157
2001                          $5,522              --          $  216              --           $5,738
2000                          $4,455              --          $1,067              --           $5,522

----------
Notes:

(a)   Represents charges to deferred tax asset account

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PHARMAKINETICS LABORATORIES, INC.

Date: June 29, 2003                  By:  /s/ James M. Wilkinson, II, Ph.D.
                                          -------------------------------------
                                          James M. Wilkinson, II, Ph.D.
                                          President and Chief Executive Officer

                                  EXHIBIT INDEX

  Exhibit
   Number   Description
  -------   -----------

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

      (g) Severance Agreement dated November 28, 2000, between the Company and Cynthia A. Schurick (incorporated by reference to Exhibit 10 (g) to the Company's quarterly report on Form 10-Q on December 31, 2000).

      (h) Severance Agreement dated November 28, 2000, between the Company and James M. Wilkinson, II (incorporated by reference to Exhibit 10 (h) to the Company's quarterly report on Form 10-Q on December 31,
            2000).

      (i) Severance Agreement dated February 7, 2002, between the Company and Jeffrey A. Scheidt (incorporated by reference to Exhibit 10 (i) to the Company's quarterly report on Form 10-Q on March 31, 2002).

      21. List of subsidiaries of registrant (incorporated by reference to Exhibit 10 (g) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995).

      23.   Consent of Independent Accountants (filed herewith).

     99.(a) Court Order approving Debtor's Amended Plan of reorganization
            (incorporated by reference to the Company's 8-K filing on April 6, 1993).

      (b) Court Order approving Application for Final Decree (incorporated by reference to Exhibit 99 (b) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996).

      (1) Certification of President and Chief Executive Officer, Chief Financial Officer and Secretary pursuant to Section 906 of the SARBANES - OXLEY Act of 2002 (filed herewith).